Form 10-Q
period 1996-06-30
COMMUNITYCORP
filed 1996-08-12
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                   FORM 10-Q

        X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM _________TO_________

                         Commission File Number 33-76644

                                  COMMUNITYCORP
          (Exact name of registrant as specified in its charter)

         South Carolina                           57-1019001
   (State or other jurisdiction                (I.R.S. Employer
       of incorporation)                        Identification No.)

                           1002 N. JEFFERIES BOULEVARD
                              WALTERBORO, SC 29488
                         (Address of principal executive
                          offices, including zip code)

                                 (803) 549-2265
              (Registrant's telephone number, including area code)
                ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                 300,000 SHARES OF COMMON STOCK, $5.00 PAR VALUE

                                  PAGE 1 OF 14
                             EXHIBIT INDEX ON PAGE 2

                                  COMMUNITYCORP
                                      INDEX




PART I.  FINANCIAL INFORMATION                                           Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 1996 and
         December 31, 1995............................................        3

         Condensed Consolidated Statements of Income - Six months ended
         June 30, 1996 and 1995 and Three months ended June 30, 1996
         and 1995.....................................................        4

         Condensed Consolidated Statement of Shareholders' Equity - Six
         months ended June 30, 1996...................................        5

         Condensed Consolidated Statements of Cash Flows - Six months
         ended June 30, 1996 and 1995.................................        6

         Notes to Condensed Consolidated Financial Statements.........        7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. ...............................     8-12

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders......           12

Item 6.  Exhibits and Reports on Form 8-K.........................        13-14


         (a) Exhibits. ...........................................        13-14

         (b) Reports on Form 8-K. ................................        13-14




                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                 JUNE 30,            DECEMBER 31,
                                                                                                  1996                 1995
                                                                                         -------------------   -------------------

ASSETS:
CASH AND CASH EQUIVALENTS:
  CASH AND DUE FROM BANKS                                                                $         2,043,569   $         2,078,028
  FEDERAL FUNDS SOLD                                                                               4,070,000             4,550,000
                                                                                         -------------------   -------------------
                                                                                                   6,113,569             6,628,028

TIME DEPOSITS WITH OTHER BANKS                                                                        10,000                10,000

SECURITIES AVAILABLE-FOR-SALE                                                                      9,011,842             4,964,894

SECURITIES HELD-TO-MATURITY (ESTIMATED MARKET VALUE
  OF $6,818,805 AND $5,024,493 AT JUNE 30, 1996
  AND DECEMBER 31, 1995, RESPECTIVELY)                                                             6,939,292             5,007,879

LOANS RECEIVABLE                                                                                  30,508,092            30,215,361
   LESS ALLOWANCE FOR LOAN LOSSES                                                                   (626,291)             (617,457)
                                                                                         -------------------  --------------------
     LOANS, NET                                                                                   29,881,801            29,597,904

ACCRUED INTEREST RECEIVABLE                                                                          614,736               498,371
PREMISES, FURNITURE & EQUIPMENT, NET                                                                 794,252               818,375
OTHER ASSETS                                                                                         371,249               322,098
                                                                                         -------------------   -------------------
    TOTAL ASSETS                                                                         $        53,736,741   $        47,847,549
                                                                                         ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
DEPOSITS:
  NON-INTEREST BEARING                                                                   $         4,983,788   $         4,689,668
  INTEREST BEARING                                                                                42,589,864            35,949,939
                                                                                         -------------------   -------------------
                                                                                                  47,573,652            40,639,607
SHORT-TERM BORROWINGS                                                                                                      989,554
ACCRUED INTEREST AND OTHER LIABILITIES                                                               342,402               604,883
                                                                                         -------------------   -------------------

    TOTAL LIABILITIES                                                                             47,916,054            42,234,044
                                                                                         -------------------   -------------------

SHAREHOLDERS' EQUITY:

PREFERRED STOCK, $5 PAR VALUE, 3,000,000 SHARES AUTHORIZED AND UNISSUED (NOTE 3)
COMMON STOCK, $5 PAR VALUE, 3,000,000 SHARES
  AUTHORIZED, 300,000 SHARES ISSUED
  AND OUTSTANDING (NOTE 3)                                                                         1,500,000             1,500,000
CAPITAL SURPLUS                                                                                    1,731,708             1,731,708
UNREALIZED GAIN (LOSS) ON SECURITIES
  AVAILABLE-FOR-SALE, NET OF DEFERRED TAXES                                                          (78,585)               (5,639)
RETAINED EARNINGS                                                                                  2,685,975             2,387,436
TREASURY STOCK                                                                                       (18,411)

    TOTAL SHAREHOLDERS' EQUITY                                                                     5,820,687             5,613,505
                                                                                         -------------------   -------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $        53,736,741   $        47,847,549
                                                                                         ===================   ===================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  COMMUNITYCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED                            THREE MONTHS ENDED
                                                               JUNE 30,                                    JUNE 30,
                                                       -----------------------                      --------------------
                                                         1996                  1995                  1996                1995
                                              ------------------    ------------------    ------------------    ------------------

INTEREST INCOME:
   LOANS, INCLUDING FEES                      $        1,474,471    $        1,301,341    $          738,466    $          669,599
   SECURITIES                                            361,921               275,385               204,056               130,815
   OTHER INTEREST INCOME                                 128,080               107,864                67,966                72,627
                                              ------------------    ------------------    ------------------    ------------------
      TOTAL                                            1,964,472             1,684,590             1,010,488               873,041
                                              ------------------    ------------------    ------------------    ------------------

INTEREST EXPENSE:
   DEPOSIT ACCOUNTS                                      910,241               629,080               472,935               344,701
   OTHER INTEREST
    EXPENSE                                               12,601                56,014                 2,079                24,293
                                              ------------------    ------------------    ------------------    ------------------
                                                         922,842               685,094               475,014               368,994
                                              ------------------    ------------------    ------------------    ------------------

NET INTEREST INCOME                                    1,041,630               999,496               535,474               504,047

PROVISION FOR LOAN
  LOSSES                                                  60,000                60,000                30,000                30,000
                                              ------------------    ------------------    ------------------    ------------------
NET INTEREST INCOME
  AFTER PROVISION FOR
  LOAN LOSSES                                            981,630               939,496               505,474               474,047
                                              ------------------    ------------------    ------------------    ------------------

OTHER OPERATING INCOME:
   SERVICE CHARGES                                        78,572                55,918                39,604                28,692
   OTHER INCOME                                           33,089                26,818                15,706                13,940
                                              ------------------    ------------------    ------------------    ------------------
      TOTAL                                              111,661                82,736                55,310                42,632
                                              ------------------    ------------------    ------------------    ------------------

OTHER OPERATING EXPENSES:
  SALARIES AND BENEFITS                                  238,812               205,114               121,737               106,853
  NET OCCUPANCY EXPENSE                                   64,587                62,850                32,380                31,534
  EQUIPMENT EXPENSE                                       26,322                23,486                16,693                13,437
  OTHER OPERATING
    EXPENSES                                             185,831               196,812                95,163               103,184
                                              ------------------    ------------------    ------------------    ------------------
      TOTAL                                              515,552               488,262               265,973               255,008
                                              ------------------    ------------------    ------------------    ------------------

INCOME BEFORE TAXES                                      577,739               533,970               294,811               261,671

INCOME TAX PROVISION                                     204,200               183,200               103,700                89,000
                                              ------------------    ------------------    ------------------    ------------------

NET INCOME                                    $          373,539    $          350,770    $          191,111    $          172,671
                                              ==================    ==================    ==================    ==================

EARNINGS PER SHARE:

   WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                      $          299,929    $          300,000    $          299,857    $          300,000
                                              ==================    ==================    ==================    ==================


NET INCOME PER COMMON
  SHARE                                       $             1.25    $             1.17    $              .64    $              .58
                                              ==================    ==================    ==================    ==================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  COMMUNITYCORP
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)


                                                                    UNREALIZED
                                                                  GAIN (LOSS)ON
                                                                     SECURITIES                                            TOTAL
                                    COMMON           CAPITAL      AVAILABLE-FOR      RETAINED       TREASURY           SHAREHOLDERS'
                                    STOCK            SURPLUS          SALE, NET      EARNINGS         STOCK              EQUITY

BALANCE,
 DECEMBER 31,
 1995                      $      1,500,000 $      1,731,708  $         (5,639)      $2,387,436     $                 $  5,613,505

CASH DIVIDENDS
  DECLARED -
  $.25 PER SHARE                                                                        (75,000)                           (75,000)

CHANGE IN FAIR
 VALUE FOR THE
 PERIOD                                                                (72,946)                                            (72,946)

PURCHASE OF
 TREASURY STOCK                                                                                        (18,411)            (18,411)

NET INCOME
 FOR THE PERIOD                                                                         373,539                            373,539
                           ---------------- ----------------  ----------------  ---------------    ------------      ---------------

BALANCE,
 JUNE 30, 1996             $      1,500,000 $      1,731,708  $        (78,585)     $2,685,975     $  (18,411)         $5,820,687
                           ================ ================  ================  ==============     ============      ===============








            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  COMMUNITYCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                      SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                      1996                  1995
                                                                                          ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                             $          373,539    $          350,770
     ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                                                                     41,950                38,800
     PROVISION FOR POSSIBLE LOAN LOSSES                                                               60,000                60,000
     AMORTIZATION LESS ACCRETION ON INVESTMENTS                                                        9,139                (2,406)
     AMORTIZATION OF DEFERRED LOAN COSTS                                                              17,428                19,269
     (INCREASE) DECREASE IN INTEREST RECEIVABLE
       AND OTHER ASSETS                                                                             (126,237)              (85,907)
     INCREASE (DECREASE) IN INTEREST PAYABLE
       AND OTHER LIABILITIES                                                                        (262,481)              180,525
                                                                                          ------------------    ------------------
         NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                                                                113,338               561,051
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   NET INCREASE IN LOANS TO CUSTOMERS                                                               (361,325)           (2,394,544)
   MATURITIES OF TIME DEPOSITS WITH OTHER BANKS                                                                            100,000
   PURCHASES OF SECURITIES AVAILABLE-FOR-SALE                                                     (5,549,273)             (400,000)
   MATURITIES OF SECURITIES AVAILABLE-FOR-SALE                                                     1,289,880             1,400,000
   SALES OF SECURITIES AVAILABLE-FOR-SALE                                                            100,125
   PURCHASES OF SECURITIES HELD-TO-MATURITY                                                       (2,589,017)
   MATURITIES OF SECURITIES HELD-TO-MATURITY                                                         648,560             2,534,711
   PURCHASES OF PREMISES AND EQUIPMENT                                                               (17,827)              (38,256)
                                                                                          ------------------    ------------------
       NET CASH PROVIDED (USED)
         BY INVESTING ACTIVITIES                                                                  (6,478,877)            1,201,911
                                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE IN DEPOSITS ACCOUNTS                                                               6,934,045             3,538,103
   DECREASE IN SHORT-TERM BORROWINGS                                                                (989,554)           (1,607,807)
   PURCHASE OF TREASURY STOCK                                                                        (18,411)
   DIVIDENDS PAID                                                                                    (75,000)              (63,000)
                                                                                          ------------------    ------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   5,851,080             1,867,296
                                                                                          ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                                  (514,459)            3,630,258

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     6,628,028             1,859,728
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $        6,113,569    $        5,489,986
                                                                                          ==================    ==================

 CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES                                                                           $          413,129    $          126,900
   INTEREST                                                                               $          925,353    $          608,985






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 1996 and for the interim periods ended June 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1995 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1995 Annual Report.

NOTE 2 - ADOPTION OF ACCOUNTING PRINCIPLE

Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan". FASB 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The standard also requires that the Company evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. Net income and earnings per share for the interim period reported were not affected by the adoption of the new accounting principle.

The Company has adopted Statement of Financial Accounting Standards No. 107 "Disclosures about the Fair Value of Financial Instruments". The statement, as amended, extends fair value disclosure practices by requiring disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. If estimating fair value is not practicable, FASB 107 requires disclosure of descriptive information pertinent to estimating fair value. As permitted by FASB 107, the Company will not apply the provisions to complete interim financial statements in the year of adoption.

NOTE 3 - REORGANIZATION OF BANK OF WALTERBORO

Effective September 11, 1995, Communitycorp acquired all of the outstanding shares of common stock, $5.00 par value per share, of Bank of Walterboro (the "Bank") pursuant to an Agreement and Plan of Reorganization dated March 13, 1995, between the Bank and Communitycorp. Pursuant to the Agreement and Plan of Reorganization, each outstanding share of the Bank's common stock was exchanged for one share of Communitycorp's common stock at $5.00 par value per share. Upon consummation of the acquisition, the Bank became a

                                  COMMUNITYCORP
wholly-owned subsidiary of Communitycorp. Pursuant to the registration, all 300,000 shares of common stock of Bank of Walterboro were converted into equal shares of common stock of the holding company. The authorized common stock of Communitycorp is 3,000,000 shares with a par value of $5.00 per share. The Company is also authorized to issue 3,000,000 shares of serial preferred stock with a par value of $5.00 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of June 30, 1996 compared to December 31, 1995, and the results of operations for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the six months ended June 30, 1996, net interest income increased $42,134 or 4.22% over the same period in 1995. The net interest margin realized on earning assets decreased slightly from 5.06% for the six months ended June 30, 1995 to 4.38% for the same period in 1996. Yields on earning assets decreased slightly as a result of growth in lower earning investments while the increase in certificates of deposit resulted in higher yields on interest bearing liabilities. The interest rate spread also decreased by 74 basis points from 4.31% at June 30, 1995 to 3.57% at June 30, 1996.

Net interest income increased from $504,047 for the quarter ending June 30, 1995 to $535,474 for the quarter ending June 30, 1996. This represents an increase of $31,427 or 6.23%. The net interest margin realized on earning assets decreased from 4.96% for the quarter ended June 30, 1995 to 4.34% for the quarter ended June 30, 1996. The interest rate spread also decreased by 59 basis points from 4.16% at June 30, 1995 to 3.57% at June 30, 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 1996, the provision charged to expense was $60,000. This was the same amount for the comparable period in 1995. For the quarter ended June 30, 1996 and 1995, the provision charged to expense was $30,000. Based on present information, management believes the allowance for loan losses is adequate at June 30, 1996 to meet presently known and inherent risks in the loan portfolio.

                                  COMMUNITYCORP

NON-INTEREST INCOME

Non-interest income during the six months ended June 30, 1996 was $111,661, an increase of $28,925 or 34.96% from the comparable period in 1995. The increase is primarily a result of an increase in service charges from $55,918 at June 30, 1995 to $78,572 at June 30, 1996. Overdraft and NSF fees increased by $21,201 to $66,985 at June 30, 1996. This change is a result of the increase in deposit accounts over the two periods. Deposits at June 30, 1995 were $36,174,678 compared to $47,573,652 at June 30, 1996.

For the quarter ended June 30, 1996, non-interest income increased $12,678 or 29.73% over the same period in 1995. This increase is primarily due to service charges which increased $10,912 or 38.03% from the quarter ended June 30, 1995 to the quarter ended June 30, 1996.

NON-INTEREST EXPENSE

Total non-interest expense for the six months ended June 30, 1996 was $515,552 or 5.59% higher than the six months ended June 30, 1995. Salaries and employee benefits increased from $205,114 at June 30, 1995 to $238,812 for the six months ended June 30, 1996. This increase is due to the addition of one full time employee, pay raises and additional part-time help to assist in various areas of the Company.

For the quarter ended June 30, 1996, non-interest expense increased $10,965 or 4.30% over the same period in 1995. The largest increase between the quarter ended June 30, 1996 and the quarter ended June 30, 1995 was in salaries and benefits which increased $14,884 or 13.92%.

INCOME TAXES

The income tax provision for the six months ended June 30, 1996 was $204,200 as compared to $183,200 for the same period in 1995. The effective tax rates were 35.34% and 34.31% at June 30, 1996 and 1995, respectively. The effective tax rates were 35.17% and 34.01% for the quarter ended June 30, 1996 and June 30, 1995, respectively.

NET INCOME

The combination of the above factors resulted in net income for the six months ended June 30, 1996 of $373,539 as compared to $350,770 for the same period in 1995. This represents an increase of $22,769 or 6.49% over the same period in 1995. For the quarter ended June 30, 1996, net income was $191,111 as compared to $172,671 for the quarter ended June 30, 1995. This represents an increase of $18,440 or 10.68% from the quarter ending June 30, 1996 as compared to the quarter ending June 30, 1995.

                                  COMMUNITYCORP

ASSETS AND LIABILITIES

During the first six months of 1996, total assets grew $5,889,192 or 12.31% when compared to December 31, 1995. The primary source of growth in assets was in investment securities with an increase of $5,978,361 or 59.95% during the first six months of 1996. Total deposits increased $6,934,045 or 17.06% from the December 31, 1995 amount of $40,639,607. Within the deposit area, certificates of deposit increased $2,808,571 or 15.54% during the first six months of 1996.

INVESTMENT SECURITIES

Investment securities increased form $9,972,773 at December 31, 1995 to $15,951,134 at June 30, 1996. This increase of $5,978,361 or 59.95% is a result of growth in interest bearing deposits. Securities available-for-sale increased $4,046,948 or 81.51% from December 31, 1995 to June 30, 1996.

LOANS

The demand for loans leveled off in the Walterboro marketplace during the first six months of 1996. Net loans increased $283,897 or 9.59% during the period. Balances within the major loans receivable categories as of June 30, 1996 and December 31, 1995 are as follows:

                                  June 30,               December 31,
                                   1996                     1995

Commercial and industrial   $         20,458,410     $         20,628,084
Real estate                            4,234,861                4,150,250
Consumer                               4,847,283                4,687,119
Agricultural                             469,179                  376,221
Other, net                               498,359                  373,687
                            --------------------     --------------------
                            $         30,508,092     $         30,215,361
                            ====================     ====================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                              June 30,
                                                          1996         1995
Loans:
   Nonaccrual loans                                  $   214,047     $ 299,860

   Accruing loans more than 90
     days past due                                   $         0     $       0

Loans identified by the internal review mechanism:

   Criticized                                        $         0     $ 423,851

   Classified                                        $   565,559     $ 449,381

                                  COMMUNITYCORP

RISK ELEMENTS IN THE LOAN PORTFOLIO -- continued

Activity in the Allowance for Loan Losses is as follows:

                                                          June 30,
                                                  1996             1995

Balance, January 1,                         $     617,457     $      550,457
Provision for loan losses for the period           60,000             60,000
Net loans (charged off) recovered for
  the period                                      (51,166)           (30,753)
                                            --------------    --------------

Balance, end of period                      $     626,291     $      579,704
                                            =============     ==============

Gross loans outstanding, end of period      $  30,508,092     $   28,118,662

Allowance for Loan Losses to
  loans outstanding                                 2.05%              2.06%

DEPOSITS

At June 30, 1996, total deposits increased by $6,934,045 or 17.06% from December 31, 1995. Expressed in percentages, non-interest bearing deposits increased 6.27% and interest bearing deposits increased 18.47%.

Balances within the major deposit categories as of June 30, 1996 and December 31, 1995 are as follows:

                                           June 30,        December 31,
                                              1996            1995
                                        -------------     -------------

Non-interest bearing demand deposits    $   4,983,788     $   4,689,668
Interest bearing demand deposits            5,845,279         5,973,089
Savings deposits                           15,863,467        11,904,303
Certificates of deposit                    20,881,118        18,072,547
                                        -------------     -------------

                                        $  47,573,652     $  40,639,607
                                        =============     =============

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 62.81% at June 30, 1996 and 71.10% at December 31, 1995.

Securities available-for-sale which totaled $9,011,842 at June 30, 1996, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 1996, unused lines of credit totaled $2,500,000.

                                  COMMUNITYCORP

CAPITAL RESOURCES

Total shareholders' equity increased from $5,613,505 at December 31, 1995 to $5,820,687 at June 30, 1996. The increase of $207,182 is primarily attributable to earnings for the period of $373,539 with dividends paid out of $75,000. A negative change of $72,946 in the fair value of securities available-for-sale and the purchase of treasury stock of $18,411 resulted in decreases to total equity.

Bank holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common shareholders' equity less intangible assets) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier I capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier I capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Company's risk-based capital at June 30, 1996:


Shareholders' equity                   $          5,899,272
Less: intangibles                                   (46,787)
                                       --------------------
Tier I capital                                    5,852,485

Plus: allowance for loan losses (1)                 438,307
                                       --------------------
Total capital                          $          6,290,792
                                       ====================

Risk-weighted assets                   $         35,064,598
                                       ====================

Risk based capital ratios
     Tier I                                          16.69%
     Total capital                                   17.94%
     Leverage ratio                                  10.89%

(1) limited to 1.25% of risk-weighted assets

The Company has put $5,000 down on an option to purchase a lot in a neighboring community. The Company has filed an application with the State Board of Financial Institutions to open a branch on this lot. Estimated costs for this branch include $157,500 for the lot and $550,000 for the building.

                                  COMMUNITYCORP


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued


REGULATORY MATTERS

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 1996, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing three directors for three-year terms, and (b) ratifying the appointment of Tourville, Simpson & Henderson, certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1996.

The nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company with 218,476 shareholders voting for the nominees and 400 shareholders abstaining out of a total 300,000 outstanding shareholders. Tourville, Simpson & Henderson also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 300,000 outstanding shareholders of the Company, the voting was as follows:
218,576 shareholders voted for and 300 abstained.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits - None

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996

Items 1, 2, 3 and 5 are not applicable.

                                  COMMUNITYCORP
                           PART II - OTHER INFORMATION



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COMMUNITYCORP




                                By:
                                       W. Roger Crook
                                       President & Chief Executive Officer




Date: August 7, 1996            By:
                                       Gwen P. Bunton
                                       Chief Financial Officer