Form 10-Q
period 1996-09-30
COMMUNITYCORP
filed 1996-11-04
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                   FORM 10-Q

        X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                      YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                 300,000 SHARES OF COMMON STOCK, $5.00 PAR VALUE

                                  PAGE 1 OF 14
                             EXHIBIT INDEX ON PAGE 2

                                  COMMUNITYCORP
                                      INDEX



PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 1996 and
         December 31, 1995............................................        3

         Condensed Consolidated Statements of Income - Nine months ended September 30, 1996 and 1995 and Three months ended September
         30, 1996 and 1995............................................        4

         Condensed Consolidated Statement of Shareholders' Equity - Nine
         months ended September 30, 1996..............................        5

         Condensed Consolidated Statements of Cash Flows - Nine months
         ended September 30, 1996 and 1995............................        6

         Notes to Condensed Consolidated Financial Statements.........        7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. ...............................     8-14

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.........................           14


         (a) Exhibits. ...........................................           14

         (b) Reports on Form 8-K. ................................           14

                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                  SEPT. 30,              DEC. 31,
                                                                                                     1996                  1995
                                                                                         -------------------   --------------------

ASSETS:
CASH AND CASH EQUIVALENTS:
  CASH AND DUE FROM BANKS                                                                $         2,598,500   $         2,078,028
  FEDERAL FUNDS SOLD                                                                               2,350,000             4,550,000
                                                                                         -------------------   -------------------
                                                                                                   4,948,500             6,628,028

TIME DEPOSITS WITH OTHER BANKS                                                                        10,000                10,000

SECURITIES AVAILABLE-FOR-SALE                                                                     11,118,402             4,964,894

SECURITIES HELD-TO-MATURITY (ESTIMATED MARKET VALUE
  OF $7,533,394 AND $5,024,493 AT SEPTEMBER 30, 1996
  AND DECEMBER 31, 1995, RESPECTIVELY)                                                             7,594,347             5,007,879

LOANS RECEIVABLE                                                                                  31,893,984            30,215,361
   LESS ALLOWANCE FOR LOAN LOSSES                                                                   (646,230)             (617,457)
                                                                                         -------------------  --------------------
     LOANS, NET                                                                                   31,247,754            29,597,904

ACCRUED INTEREST RECEIVABLE                                                                          660,440               498,371
PREMISES, FURNITURE & EQUIPMENT, NET                                                               1,250,888               818,375
OTHER ASSETS                                                                                         341,470               322,098
                                                                                         -------------------   -------------------
    TOTAL ASSETS                                                                         $        57,171,801   $        47,847,549
                                                                                         ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
DEPOSITS:
  NON-INTEREST BEARING                                                                   $         5,120,738   $         4,689,668
  INTEREST BEARING                                                                                45,573,215            35,949,939
                                                                                         -------------------   -------------------
                                                                                                  50,693,953            40,639,607
SHORT-TERM BORROWINGS                                                                                                      989,554
ACCRUED INTEREST AND OTHER LIABILITIES                                                               410,558               604,883
                                                                                         -------------------   -------------------

    TOTAL LIABILITIES                                                                             51,104,511            42,234,044
                                                                                         -------------------   -------------------

SHAREHOLDERS' EQUITY:

PREFERRED STOCK, $5 PAR VALUE, 3,000,000 SHARES AUTHORIZED AND UNISSUED (NOTE 3)
COMMON STOCK, $5 PAR VALUE, 3,000,000 SHARES
  AUTHORIZED, 300,000 SHARES ISSUED
  AND OUTSTANDING (NOTE 3)                                                                         1,500,000             1,500,000
CAPITAL SURPLUS                                                                                    1,731,708             1,731,708
UNREALIZED GAIN (LOSS) ON SECURITIES
  AVAILABLE-FOR-SALE, NET OF DEFERRED TAXES                                                          (44,040)               (5,639)
RETAINED EARNINGS                                                                                  2,898,033             2,387,436
TREASURY STOCK                                                                                       (18,411)

    TOTAL SHAREHOLDERS' EQUITY                                                                     6,067,290             5,613,505
                                                                                         -------------------   -------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $        57,171,801   $        47,847,549
                                                                                         ===================   ===================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  COMMUNITYCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        NINE MONTHS ENDED                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,                               SEPTEMBER 30,
                                                      -----------------------                     ---------------------
                                                         1996                  1995                  1996                1995
                                              ------------------    ------------------    ------------------    ------------------

INTEREST INCOME:
   LOANS, INCLUDING FEES                      $        2,237,317    $        2,020,447    $          758,024    $          713,755
   SECURITIES                                            614,488               408,509               252,567               133,124
   OTHER INTEREST INCOME                                 188,231               182,142                60,151                74,278
                                              ------------------    ------------------    ------------------    ------------------
      TOTAL                                            3,040,036             2,611,098             1,070,742               921,157
                                              ------------------    ------------------    ------------------    ------------------

INTEREST EXPENSE:
   DEPOSIT ACCOUNTS                                    1,415,576             1,016,645               505,335               387,565
   OTHER INTEREST
    EXPENSE                                               12,641                72,799                    40                16,785
                                              ------------------    ------------------    ------------------    ------------------
                                                       1,428,217             1,089,444               505,375               404,350
                                              ------------------    ------------------    ------------------    ------------------

NET INTEREST INCOME                                    1,611,819             1,521,654               565,367               516,807

PROVISION FOR LOAN
  LOSSES                                                  90,000                90,000                30,000                30,000
                                              ------------------    ------------------    ------------------    ------------------
NET INTEREST INCOME
  AFTER PROVISION FOR
  LOAN LOSSES                                          1,521,819             1,431,654               535,367               486,807
                                              ------------------    ------------------    ------------------    ------------------

OTHER OPERATING INCOME:
   SERVICE CHARGES                                       148,194               116,505                49,932                44,075
   OTHER INCOME                                           15,544                 6,460                 6,967                 1,505
                                              ------------------    ------------------    ------------------    ------------------
      TOTAL                                              163,738               122,965                56,899                45,580
                                              ------------------    ------------------    ------------------    ------------------

OTHER OPERATING EXPENSES:
  SALARIES AND BENEFITS                                  365,875               313,402               127,063               108,288
  NET OCCUPANCY EXPENSE                                   98,707                94,161                34,120                31,311
  EQUIPMENT EXPENSE                                       42,399                37,939                16,077                14,453
  OTHER OPERATING
    EXPENSES                                             288,279               266,553               102,448                69,741
                                              ------------------    ------------------    ------------------    ------------------
      TOTAL                                              795,260               712,055               279,708               223,793
                                              ------------------    ------------------    ------------------    ------------------

INCOME BEFORE TAXES                                      890,297               842,564               312,558               308,594

INCOME TAX PROVISION                                     304,700               287,700               100,500               104,500
                                              ------------------    ------------------    ------------------    ------------------

NET INCOME                                    $          585,597    $          554,864    $          212,058    $          204,094
                                              ==================    ==================    ==================    ==================

EARNINGS PER SHARE:

   WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                      $          299,589    $          300,000    $          298,917    $          300,000
                                              ==================    ==================    ==================    ==================


NET INCOME PER COMMON
  SHARE                                       $             1.95    $             1.85    $              .71    $              .68
                                              ==================    ==================    ==================    ==================



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  COMMUNITYCORP
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)



                                                                  UNREALIZED
                                                                GAIN (LOSS)ON
                                                                 SECURITIES                                         TOTAL
                                  COMMON          CAPITAL       AVAILABLE-FOR  RETAINED          TREASURY         SHAREHOLDERS'
                                  STOCK            SURPLUS        SALE, NET    EARNINGS           STOCK              EQUITY

BALANCE,
 DECEMBER 31,
 1995                      $      1,500,000 $      1,731,708  $     (5,639)    $2,387,436     $                 $  5,613,505

CASH DIVIDENDS
  DECLARED -
  $.25 PER SHARE                                                                  (75,000)                          (75,000)

CHANGE IN FAIR
 VALUE FOR THE
 PERIOD                                                            (38,401)                                    (38,401)

PURCHASE OF
 TREASURY STOCK                                                                                    (18,411)        (18,411)

NET INCOME
 FOR THE PERIOD                                                                   585,597                           585,597
                           ---------------- ----------------  ---------------- ----------      ----------------  ---------------

BALANCE,
 SEPT. 30, 1996            $      1,500,000 $      1,731,708  $    (44,040)    $2,898,033       $  (18,411)      $6,067,290
                           ================ ================  ================ ==========      ===============   ===============






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  COMMUNITYCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                      1996                  1995
                                                                                          ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                             $          585,597    $          554,864
     ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                                                                     63,550                59,020
     PROVISION FOR POSSIBLE LOAN LOSSES                                                               90,000                90,000
     AMORTIZATION LESS ACCRETION ON INVESTMENTS                                                       13,135                 1,379
     AMORTIZATION OF DEFERRED LOAN COSTS                                                              26,330                29,667
     (INCREASE) DECREASE IN INTEREST RECEIVABLE
       AND OTHER ASSETS                                                                             (161,281)             (126,550)
     INCREASE (DECREASE) IN INTEREST PAYABLE
       AND OTHER LIABILITIES                                                                        (194,325)              266,888
                                                                                          ------------------    ------------------
         NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                                                                423,006               875,268
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   NET INCREASE IN LOANS TO CUSTOMERS                                                             (1,766,180)           (3,527,237)
   MATURITIES OF TIME DEPOSITS WITH OTHER BANKS                                                                            100,000
   PURCHASES OF SECURITIES AVAILABLE-FOR-SALE                                                     (8,379,992)           (1,899,892)
   MATURITIES OF SECURITIES AVAILABLE-FOR-SALE                                                     2,068,015             1,900,000
   SALES OF SECURITIES AVAILABLE-FOR-SALE                                                            100,125
   PURCHASES OF SECURITIES HELD-TO-MATURITY                                                       (3,310,939)             (200,000)
   MATURITIES OF SECURITIES HELD-TO-MATURITY                                                         711,119             2,665,886
   PURCHASES OF PREMISES AND EQUIPMENT                                                              (496,063)              (49,626)
                                                                                          ------------------    ------------------
       NET CASH PROVIDED (USED)
         BY INVESTING ACTIVITIES                                                                 (11,073,915)            1,010,868
                                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE IN DEPOSITS ACCOUNTS                                                              10,054,346             6,389,933
   DECREASE IN SHORT-TERM BORROWINGS                                                                (989,554)           (1,972,938)
   PURCHASE OF TREASURY STOCK                                                                        (18,411)
   DIVIDENDS PAID                                                                                    (75,000)              (63,000)
                                                                                          ------------------    ------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   8,971,381             4,353,995
                                                                                          ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                                (1,679,528)            4,218,395

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     6,628,028             1,859,728
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $        4,948,500    $        6,078,123
                                                                                          ==================    ==================

 CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES                                                                           $          475,129    $          197,100
   INTEREST                                                                               $        1,413,509    $          967,373







            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 1996 and for the interim periods ended September 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1995 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1995 Annual Report.

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

NOTE 3 - REORGANIZATION OF BANK OF WALTERBORO

Effective September 11, 1995, Communitycorp acquired all of the outstanding shares of common stock, $5.00 par value per share, of Bank of Walterboro (the "Bank") pursuant to an Agreement and Plan of Reorganization dated March 13, 1995, between the Bank and Communitycorp. Pursuant to the Agreement and Plan of Reorganization, each outstanding share of the Bank's common stock was exchanged for one share of Communitycorp's common stock at $5.00 par value per share. Upon consummation of the acquisition, the Bank became a wholly-owned subsidiary of Communitycorp. Pursuant to the registration, all 300,000 shares of common stock of Bank of Walterboro were converted into equal shares of common stock of the holding company. The authorized common stock of Communitycorp is 3,000,000 shares with a par value of $5.00 per share. The Company is also authorized to issue 3,000,000 shares of serial preferred stock with a par value of $5.00 per share.

                                  COMMUNITYCORP

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of September 30, 1996 compared to December 31, 1995, and the results of operations for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the nine months ended September 30, 1996, net interest income increased $90,165 or 5.93% over the same period in 1995. The net interest margin realized on earning assets decreased slightly from 4.99% for the nine months ended September 30, 1995 to 4.36% for the same period in 1996. The interest rate spread also decreased by 62 basis points from 4.20% at September 30, 1995 to 3.58% at September 30, 1996. Yields on earning assets decreased slightly while an increase in certificates of deposit resulted in higher rates paid on interest bearing liabilities. The increase in investment securities which tend to have lower earning yields than loans contributed to the decrease in the interest margin and interest rate spread.

Net interest income increased from $516,807 for the quarter ending September 30, 1995 to $565,367 for the quarter ending September 30, 1996. This represents an increase of $48,560 or 9.40%. The net interest margin realized on earning assets decreased from 5.14% for the quarter ended September 30, 1995 to 4.34% for the quarter ended September 30, 1996. The interest rate spread also decreased by 64 basis points from 4.25% at September 30, 1995 to 3.61% at September 30, 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 1996, the provision charged to expense was $90,000. This was the same amount for the comparable period in 1995. For the quarter ended September 30, 1996 and 1995, the provision charged to expense was $30,000. Based on present information, management believes the allowance for loan losses is adequate at September 30, 1996 to meet presently known and inherent risks in the loan portfolio.

                                  COMMUNITYCORP

NON-INTEREST INCOME

Non-interest income during the nine months ended September 30, 1996 was $163,738, an increase of $40,773 or 33.16% from the comparable period in 1995. The increase is primarily a result of an increase in Overdraft and NSF fees from $74,470 at September 30, 1995 to $100,795 at September 30, 1996. This increase is the result of continued growth in deposit accounts over the two periods. Deposits at September 30, 1995 were $40,639,607 compared to $50,693,953 at September 30, 1996. Other income increased by $9,084 to $15,544 at September 30, 1996.

For the quarter ended September 30, 1996, non-interest income increased $11,319 or 24.83% over the same period in 1995. This increase is primarily due to service charges which increased $5,857 or 13.29% to $49,932 for the quarter ended September 30, 1996. Other income increased $5,462 for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1996.

NON-INTEREST EXPENSE

Total non-interest expense for the nine months ended September 30, 1996 was $795,260 or 11.69% higher than the nine months ended September 30, 1995. Salaries and employee benefits increased from $313,402 at September 30, 1995 to $365,875 for the nine months ended September 30, 1996. This increase is due to the addition of one full time employee, pay raises and additional part-time help to assist in various areas of the Company.

For the quarter ended September 30, 1996, non-interest expense increased $55,915 or 24.99% over the same period in 1995. The largest increase between the quarter ended September 30, 1996 and the quarter ended September 30, 1995 was in other operating expenses which increased $32,707 or 46.90%.

INCOME TAXES

The income tax provision for the nine months ended September 30, 1996 was $304,700 as compared to $287,700 for the same period in 1995. The effective tax rates were 34.22% and 34.15% at September 30, 1996 and 1995, respectively. The effective tax rates were 32.15% and 33.86% for the quarter ended September 30, 1996 and September 30, 1995, respectively.

NET INCOME

The combination of the above factors resulted in net income for the nine months ended September 30, 1996 of $585,597 as compared to $554,864 for the same period in 1995. This represents an increase of $30,733 or 5.54% over the same period in 1995. For the quarter ended September 30, 1996, net income was $212,058 as compared to $204,094 for the quarter ended September 30, 1995. This represents an increase of $7,964 or 3.90% from the quarter ending September 30, 1996 as compared to the quarter ending September 30, 1995.

                                  COMMUNITYCORP

ASSETS AND LIABILITIES

During the first nine months of 1996, total assets grew $9,324,252 or 19.49% when compared to December 31, 1995. The primary source of growth in assets was in investment securities with an increase of $8,739,976 or 87.64% during the first nine months of 1996. Total deposits increased $10,054,346 or 24.74% from the December 31, 1995 amount of $40,639,607. Within the deposit area, certificates of deposit increased $4,061,792 or 22.47% during the first nine months of 1996.

INVESTMENT SECURITIES

Investment securities increased from $9,972,773 at December 31, 1995 to $18,712,749 at September 30, 1996. Securities available-for-sale increased $6,153,508 or 123.94% from December 31, 1995 to September 30, 1996. Securities held to maturity increased $2,586,468 or 51.65% to a balance of $7,594,347 at September 30, 1996. The increase in investments is attributable to the slow growth in the loan portfolio.

LOANS

The demand for loans remained stable in the Walterboro marketplace during the first nine months of 1996. Net loans increased $1,649,850 or 5.57% during the period. Balances within the major loans receivable categories as of September 30, 1996 and December 31, 1995 are as follows:

                                September 30,             December 31,
                                   1996                       1995

Commercial and industrial    $         21,761,945     $         20,628,084
Real estate                             4,203,042                4,150,250
Consumer                                5,156,480                4,687,119
Agricultural                              293,047                  376,221
Other, net                                479,470                  373,687
                             --------------------     --------------------
                             $         31,893,984     $         30,215,361
                             ====================     ====================

                                  COMMUNITYCORP

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                              September 30,
                                                              1996      1995
Loans:
   Nonaccrual loans                                        $ 321,428  $277,297

   Accruing loans more than 90
     days past due                                         $       0  $      0

Loans identified by the internal review mechanism:

   Criticized                                              $       0  $406,022

   Classified                                              $ 602,130  $437,132

Activity in the Allowance for Loan Losses is as follows:
                                                     September 30,
                                                  1996          1995

Balance, January 1,                           $   617,457  $   550,457
Provision for loan losses for the period           90,000       90,000
Net loans (charged off) recovered for
  the period                                      (61,227)     (30,130)
                                              ------------ -----------

Balance, end of period                        $   646,230  $   610,327
                                              ===========  ===========

Gross loans outstanding, end of period        $31,893,984  $ 9,241,580

Allowance for Loan Losses to
  loans outstanding                                 2.03%        2.09%

PREMISES, FURNITURE & EQUIPMENT

Premises, furniture and equipment increased from $818,375 at December 31, 1995 to $1,250,888 at September 30, 1996. This increase of $432,513 or 52.85% is primarily the result of the Company's purchase of a new computer system. The previous computer system was purchased when the Bank commenced operations in May, 1989. Management expects the increased depreciation charges to have a negative impact on earnings.

                                  COMMUNITYCORP

DEPOSITS

At September 30, 1996, total deposits increased by $10,054,346 or 24.74% from December 31, 1995. Expressed in percentages, non-interest bearing deposits increased 9.19% and interest bearing deposits increased 26.77%.

Balances within the major deposit categories as of September 30, 1996 and December 31, 1995 are as follows:
                                       September 30,       December 31,
                                             1996              1995

Non-interest bearing demand deposits   $   5,120,739     $   4,689,668
Interest bearing demand deposits           7,252,045         5,973,089
Savings deposits                          16,186,830        11,904,303
Certificates of deposit                   22,134,339        18,072,547
                                       -------------        ----------

                                       $  50,693,953     $  40,639,607
                                       =============     =============

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 61.64% at September 30, 1996 and 71.10% at December 31, 1995.

Securities available-for-sale which totaled $11,118,402 at September 30, 1996, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 1996, unused lines of credit totaled $2,500,000.

                                  COMMUNITYCORP

CAPITAL RESOURCES

Total shareholders' equity increased from $5,613,505 at December 31, 1995 to $6,067,290 at September 30, 1996. The increase of $453,785 is primarily attributable to earnings for the period of $585,597 with dividends paid of $75,000. A negative change of $38,401 in the fair value of securities available-for-sale and the purchase of treasury stock of $18,411 resulted in decreases to total equity.

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

The following table summarizes the Company's risk-based capital at September 30, 1996:

Shareholders' equity                               $          6,045,355
Less: intangibles                                               (44,008)
                                                   --------------------
Tier I capital                                                6,001,347

Plus: allowance for loan losses (1)                             474,770
                                                   --------------------
Total capital                                      $          6,476,117
                                                   ====================

Risk-weighted assets                               $         37,981,591
                                                   ====================

CAPITAL RESOURCES -- continued

Risk based capital ratios
     Tier I                                                      15.80%
     Total capital                                               17.05%
     Leverage ratio                                              10.50%

(1) limited to 1.25% of risk-weighted assets

The Company has an option to purchase a lot in a neighboring community. The Company has received regulatory approval from the State Board of Financial Institutions and FDIC to open a branch on this lot. Estimated costs for this branch include $157,500 for the lot and $550,000 for the building.

                                  COMMUNITYCORP

REGULATORY MATTERS

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits - None

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996

Items 1, 2, 3, 4 and 5 are not applicable.

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



                                         COMMUNITYCORP




                                  By:
                                         W. Roger Crook
                                         President & Chief Executive Officer




Date: October 31, 1996            By:
                                         Gwen P. Bunton
                                         Chief Financial Officer