Form 10-K405
period 1996-12-31
COMMUNITYCORP
filed 1997-03-28
CIK 1020347

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 33-76644

                                  COMMUNITYCORP
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

        SOUTH CAROLINA                                         57-1019001
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                            Identification No.)

1100 N. JEFFERIES BLVD. WALTERBORO, SOUTH CAROLINA                29488
(Address of principal executive offices)                        (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  803/549-2265

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT - NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $5 PER SHARE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes X      No

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X].

The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of the Common Stock ($5 par value per share) held by non-affiliates of the registrant as of March 10, 1997 was $3,459,067. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shown owned by "affiliates", a status which each of the directors individually disclaims.

The number of shares outstanding of the issuer's classes of common stock as of March 10, 1997 - 300,000 shares of Common Stock, $5 Par Value.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents have been incorporated by reference.


                                       Page 1 of 44 sequentially numbered pages.

                                     PART I

ITEM 1.     BUSINESS

GENERAL. Communitycorp (the "Company or "Registrant") is a South Carolina corporation organized for the purpose of becoming a bank holding company for the Bank of Walterboro (the "Bank"), under the Bank Holding Company Act. The Company was incorporated on March 13, 1995. Effective September 11, 1995 the Registrant acquired, in exchange for its own shares of common stock, all of the outstanding common stock of the Bank.

SUBSIDIARY. Bank of Walterboro is a state-chartered commercial bank operating from one office located at 1100 North Jefferies Boulevard, Walterboro, South Carolina. The Bank's primary market area is Walterboro and Colleton County, South Carolina. Depository accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. The Bank received its charter on October 11, 1988, and opened for business on May 1, 1989.

The Bank offers a full range of deposit services for individuals and businesses. Deposit products include checking accounts, savings accounts, certificate of deposit, money market accounts and IRA's.

The Bank offers short to intermediate term commercial and consumer loans for a variety of purposes on both a secured and unsecured basis. The primary commercial market for these loans is small to medium sized businesses located in the Colleton County area. Commercial loans may be made to companies to acquire fixed assets, for general operating purposes, or to finance inventory or accounts receivables, as well as for other purposes. Consumer loans are made to finance the purchase of real estate, automobiles, mobile homes, boats, other recreational items, or for home improvements, education or personal investments.

The Bank has not obtained a material portion of its deposits from any single person or few persons nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries. Management has no reason to believe that the loss of any depositor or a few of the larger depositors would have a materially adverse effect upon the operations of the Bank or erode its deposit base.

EMPLOYEES. As of March 10, 1997, the Company and the Bank had 17 full-time and 2 part-time employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and they consider their relations with employees to be good.

COMPETITION AND MARKET AREA. The Company and the Bank conduct business in terms substantially the same as a typical commercial bank offering a full range of banking services, with the exception of trust services. The Company's capitalization allows the Company to compete effectively in it's market. Correspondent banks are used to meet customer credit needs that exceed the Bank's lending limits.

The Bank competes in a very competitive market for deposits and loans against four commercial banks, two savings and loans and one credit union. None of the bank's competitors are headquartered in Colleton County except for one savings and loan. The Bank prides itself in providing prompt, efficient, courteous service and subscribes to the theory that funds resulting from local depositors should be reinvested in the depositor's community.

The Bank strongly feels that decisions regarding credit and services of a bank can best be made at a local level and that stability and continuity of management within a bank without frequent transfers is important to the financial well-being of its customers.

                                       Page 2 of 44 sequentially numbered pages.

SUPERVISION AND REGULATION. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the South Carolina State Board of Financial Institutions (the "State Board"). The Company is required to file semi-annual reports with the Federal Reserve Board and such additional information as that Board may require pursuant to the Act, and to file annual reports with the State Board.

The Company also is subject to examination by the Federal Reserve Board and the State Board and is required to obtain Federal Reserve Board and State Board approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of a bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company and must engage only in the business of banking or managing and controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provisions of any property or service. Thus, an affiliate of a bank holding company may not extend credit, lease or sell property, furnish any services or fix or vary the consideration for such on the condition that (I) the customer must obtain or provide some additional credit, property or services from or to its bank holding company or subsidiaries thereof, or (ii) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

Stockholders of the Company's common stock are entitled to receive dividends as and when declared by the Company's Board of Directors out of funds legally available therefore under the laws of the State of South Carolina. The Company's ability to pay dividends is dependent on the amount of dividends paid by the Bank and any other subsidiary of the Company.

In August 1989, the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA provides, among other things, for a phased-in increase in the rate on annual insurance assessments paid by a bank, including the Bank, whose deposits are insured by the new Bank Insurance Fund of the FDIC. FIRREA also imposes liability on an institution, the deposits of which are insured by the FDIC for certain potential obligations to the FDIC incurred in connection with assistance to other FDIC insured institutions under common control with such institutions.

In December 1991, a major banking bill entitled the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes other revisions to several other federal banking statutes. Among other things, FDICIA defined new regulatory standards in such areas as asset quality, earnings and competition and revised existing regulatory standards for powers of state banks, real estate lending, capital adequacy, and other items.

On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Act"). The provisions of the 1994 Act became effective on September 29, 1995, at which time eligible bank holding companies in any state were permitted, with Federal Reserve Board approval, to acquire banking organizations in any other state. As such, all existing regional compacts and substantially all existing regional limitations on interstate acquisitions of banking organizations have been eliminated.



                                       Page 3 of 44 sequentially numbered pages.

The 1994 Act also removed substantially all of the existing prohibitions on interstate branching by banks. On and after June 1, 1997, a bank operating in any state may establish one or more branches within any other state without, as currently required, the establishment of a separate banking structure within the other state. Interstate branching is allowed earlier than the automatic phase-in date of June 1, 1997, as long as the legislatures of both states involved have adopted statutes expressly permitting such branching to take place at an earlier date.

On May 7, 1996, South Carolina adopted the South Carolina Act which became effective on July 1, 1996. The South Carolina Act permits the acquisition of South Carolina banks and bank holding companies by, and mergers with, out-of-state banks and bank holding companies with the prior approval of the State Board. The South Carolina Act also permits South Carolina state banks, with prior approval of the State Board, to operate branches outside the State of South Carolina. Although the 1994 Act has the potential to increase the number of competitors in the marketplace of each of the Banks, the Company cannot predict the actual impact of such legislation on the competitive position of the Banks.

The Company cannot predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the affect thereof on the Company and/or the Bank.

SOURCES AND AVAILABILITY OF FUNDS. The resources essential to the business of the Company and its subsidiary, the Bank, consist primarily of funds derived from deposits. The Company's banking subsidiary uses these funds to make loans and to fund its investment portfolio. The availability of such funds is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans.

MONETARY POLICY AND ECONOMIC CONTROLS. The earnings of the Company's subsidiary bank, and therefore, to a large extent the earnings of the Company, are affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflation. Among the instruments used to attain these objectives are open market operations in U.S. Government securities and changes in the reserve requirements applicable to member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also may affect interest rates charged on loans or paid for deposits.

DEPENDENCE UPON SINGLE CUSTOMER OR GROUP OF CUSTOMERS. Neither the Company nor the Bank is dependent upon a single customer or a group of a few customers.

ITEM 2.           PROPERTIES

The Company owns a 5,400 square foot facility located at 1100 North Jefferies Boulevard, Walterboro, South Carolina, which is its only banking office. The address was recently changed from 1002 North Jefferies Boulevard when a 911 emergency system was implemented. Construction on this facility was completed in 1989 at a total cost, including land, furniture and fixtures of $775,345. All banking services and operations are housed at this location. The facility has a second floor which would allow for expansion consisting of 2,700 square feet. The existing building was built to adequately serve the anticipated needs of the Bank for the foreseeable future.

The Company acquired a lot in 1996 in Ravenel, South Carolina on which it plans to open a branch office. The estimated cost for construction of the building is $630,000. The branch is scheduled to be completed in the summer of 1997. The Bank neither owns nor leases any other real estate.


                                       Page 4 of 44 sequentially numbered pages.

ITEM 3.           LEGAL PROCEEDINGS


The nature of the Company's business and that of the Bank generates a certain amount of litigation involving matters arising in the ordinary course of business. In the opinion of management of the Company, none of the legal proceedings currently pending or threatened to which the Company or its subsidiary Bank is a party or of which any of their properties is subject, is reasonably likely to have any material adverse effect on the business or financial condition of the Company or the Bank.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1997.


                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

As of December 31, 1996, there were 631 holders of the Company's Common Stock. Currently, there is no established trading market for the Company's Common Stock. Based on information known to management, its Common Stock has traded in the range of $ 14.50 to $ 17.50 per share.

Holders of the Company's Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available thereof. The Company paid cash dividends of $.25 and $.21 per share during 1996 and 1995, respectively. Any cash dividends paid by the Bank are paid to the Company as the sole shareholder of the Bank.

No representations can be made as to if or when the Company will pay cash dividends in the future. Future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash need, and general business conditions. The Company's ability to pay dividends will depend entirely upon the Bank's abilities to distribute dividends to the Company. As a state bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay. In particular, the Bank must receive the approval of the South Carolina Commissioner of Banking prior to paying dividends to the Company. Furthermore, neither the Bank nor the Company may declare or pay a cash dividend on any of their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business.



                                       Page 5 of 44 sequentially numbered pages.

ITEM 6.           SELECTED FINANCIAL DATA


The following table sets forth certain selected financial data concerning the Company. The selected financial data has been derived from the consolidated financial statements which have been audited by Tourville, Simpson & Henderson, independent accountants. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.


Year ended December 31                                      1996           1995            1994              1993            1992
                                                          ---------      ---------       ---------         ---------        ------

(Dollars in thousands,
  except per share)

BALANCE SHEET:
  Securities available for sale                             $ 10,188        $  4,965        $  5,541        $   --          $   --
  Securities held to maturity                                  6,810           5,008           6,560           7,339           4,654
  Allowance for loan losses                                      639             617             550             499             415
  Net loans                                                   34,515          29,598          25,224          21,642          19,883
  Premises and equipment - net                                 1,262             818             764             779             836
  Total assets                                                56,778          47,848          40,622          36,071          30,944
  Non-interest bearing deposits                                5,674           4,690           4,656           3,426           2,670
  Interest bearing deposits                                   44,391          35,950          27,981          28,079          24,155
  Total deposits                                              50,065          40,640          32,637          31,505          26,825
  Short-term borrowings                                         --               990           3,044            --              --
  Total liabilities                                           50,395          42,234          35,793          31,756          27,105
  Total shareholders' equity                                   6,383           5,614           4,829           4,315           3,839

RESULTS OF OPERATIONS:
  Interest income                                           $  4,151        $  3,557        $  3,035        $  2,650        $  2,482
  Interest expense                                             1,937           1,524           1,141           1,003           1,034
                                                            --------        --------        --------        --------        --------
  Net interest income                                          2,214           2,033           1,894           1,647           1,448
  Provision for loan losses                                      130             125             120             125             200
                                                            --------        --------        --------        --------        --------
  Net interest income after provision                          2,084           1,908           1,774           1,522           1,248
  Other income                                                   224             176             151             154             163
  Other expenses                                               1,072             952             886             871             782
  Income tax expense                                             417             397             352             284             226
                                                            --------        --------        --------        --------        --------

  Net income                                                $    819        $    735        $    687        $    521        $    403
                                                            ========        ========        ========        ========        ========


CASH DIVIDENDS PAID:                                        $     75        $     63        $     54        $     45        $     30
                                                            ========        ========        ========        ========        ========

PER SHARE DATA:
  Weighted average common
    shares outstanding                                       299,420         300,000         300,000         300,000         300,000
  Net income                                                $   2.73        $   2.45        $   2.29        $   1.74        $   1.34
  Cash dividends paid                                       $    .25        $    .21             .18             .15             .10
  Period end book value                                     $  21.32        $  18.71        $  16.10        $  14.38        $  12.80


                                       Page 6 of 44 sequentially numbered pages.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of Communitycorp and its subsidiary, Bank of Walterboro. This commentary should be read in conjunction with the consolidated financial statements and the related notes and the other statistical information in this report.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995:

Net income for the year ended December 31, 1996 was $818,719, or $2.73 per share, compared to $734,902, or $2.45 per share, for the year ended December 31, 1995. One of the primary factors for the increase is attributable to the increase in net interest income of $180,805 over 1995. Other income increased $48,476 or 27.58% over 1995. Other operating expenses increased from $952,372 for 1995 to $1,071,882 for the year ended December 31, 1996.

1995 COMPARED TO 1994:

The Company had net income of $734,902 or $2.45 per share for 1995 as compared to $686,546 or $2.29 per share for 1994. Net interest income increased by $139,094 or 7.34% over 1994. Other income increased $24,821 from the 1994 amount of $150,967. The growth in deposits resulted in an increase in interest expense of $382,723 to the 1995 amount of $1,523,600. Salaries and employee benefits increased from $363,901 in 1994 to $416,782 in 1995. The increase was primarily attributable to increases in employee salaries in 1995 and the implementation of accounting for deferred loan costs in 1994. Other operating expenses increased $8,359 or 2.41% to $355,550 in 1995.

NET INTEREST INCOME

To a large degree, earnings are dependent on net interest income. It represents the difference between interest earned on assets and the interest paid on liabilities. Interest rate spread and net interest margin are two significant elements in analyzing the Company's net interest income. Interest rate spread is the difference between the yield on average earning assets and the rate on average interest bearing liabilities. Net interest margin is net interest income divided by earning assets.

Net interest income increased from $2,033,086 in 1995 to $2,213,891 in 1996, resulting in an increase of 8.89%. Income from loans increased by 10.56% to $3,043,172 for 1996 as compared to $2,752,591 for 1995. This increase was attributable to the growth in the loan portfolio from $30,215,361 in 1995 to $35,153,845 in 1996. There was also an increase in investment income of $339,323, an increase of 61.56% over the 1995 amount of $551,238. The net interest spread and net interest margin were 3.62% and 4.40% in 1996 as compared to 4.06% and 4.88% in 1995.

Net interest income increased $139,094 or 7.34% to $2,033,086 in 1995. Interest income from loans increased $444,331 or 19.25% over the 1994 amount of $2,308,260. However, interest expense on deposit accounts increased by $412,253 to $1,437,902 in 1995. The significant growth in certificates of deposit contributed to the increase in interest expense. Other smaller fluctuations in different areas of interest income and interest expense contributed to the overall increase in net interest income. The net interest spread and net interest margin were 4.06% and 4.88% in 1995 as compared to 4.25% and 4.83% in 1994.




                                       Page 7 of 44 sequentially numbered pages.

The following table sets forth, for the periods indicated, the weighted average yields earned, the weighted average yields paid, the net interest spread and the net interest margin on earning assets. The table also indicates the average monthly balance and the interest income or expense by specific categories.


                                                         1996                               1995
                                   ---------------------------------------------------------------------------------
                                     Average                  Yield/          Average                        Yield/
                                     Balance     Interest       Rate          Balance     Interest            Rate
(Dollars in thousands)

ASSETS:
Time deposits in other banks         $    10       $    1       10.00%       $     28    $         4        14.29%
Taxable securities (1)                12,437          777        6.25%          7,704            469         6.09%
Tax-exempt securities (1)              2,657          114        4.29%          1,927             82         4.26%
Federal funds sold                     3,966          216        5.45%          3,982            249         6.25%
Loans (2)                             31,315        3,043        9.72%         27,995          2,753         9.83%
                                   ---------    ---------                   ---------    -----------
    Total earning assets              50,385        4,151        8.24%         41,636          3,557         8.54%
                                                ---------                                 ----------
Cash and due from banks                2,015                                    2,018
Allowance for loan losses               (639)                                    (585)
Premises and equipment                   955                                      778
Other assets                             812                                      573
                                   ---------                                ---------
    Total assets                   $  53,528                                $  44,420
                                   =========                                =========

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Interest bearing deposits        $    41,666        1,924        4.62%    $    32,357          1,438         4.44%
Short-term borrowings                    236           13        5.51%          1,673             86         5.14%
                                   ---------    ---------                   ---------    -----------
    Total interest-
     bearing liabilities              41,902        1,937        4.62%         34,030          1,524         4.48%
                                                ---------                                -----------
Non-interest bearing deposits                       5,350                                      4,840
Accrued interest and
 other liabilities                       444                                      337
Shareholders' equity                   5,832                                    5,216
                                   ---------                                ---------
    Total liabilities and
       shareholders' equity      $    53,528                              $    44,423
                                 ===========                              ===========

Net interest income/
 interest rate spread                           $   2,214        3.62%                   $     2,033         4.06%
                                                =========    =========                   ===========    ==========

Net interest margin on earning assets                                           4.39%                                      4.88%
                                                                            =========                            ===============


(1) Averages for securities are stated at historical cost.

(2) The effect of loans in non-accrual status and fees collected is not significant to the computations. All loans and deposits are domestic.







                                       Page 8 of 44 sequentially numbered pages.

RATE/VOLUME ANALYSIS

Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information provided on changes in each category attributable to (I) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate and volume (change in rate multiplied by the change in volume).



                                                                            1996 compared to 1995
                                                                       Due to increase (decrease) in

(Dollars in thousands)                                Volume           Rate           Volume/Rate        Total
Interest income:
  Deposits in other banks                           $     (3)        $     (1)        $      1          $     (3)
  Taxable securities                                     288               12                8               308
  Tax-exempt securities                                   31                1                -                32
  Federal funds sold                                      (1)             (32)               -               (33)
  Loans                                                  326              (33)              (4)              289
                                                    --------         --------         --------          --------
        Total interest income                            641              (53)               5               593
                                                    --------         --------         --------          --------
Interest expense:
  Interest bearing deposits                              414               56               16               486
  Short-term borrowings                                  (74)               6               (6)              (74)
                                                    --------         --------         --------          --------
        Total interest expense                           340               62               10               412
                                                    --------         --------         --------          --------

        Net interest income                         $    301         $   (115)        $     (5)         $    181
                                                    ========         ========         ========          ========

                                                                          1995 compared to 1994
                                                                     Due to increase (decrease) in

(Dollars in thousands)                                Volume           Rate           Volume/Rate        Total
Interest income:
  Deposits in other banks                           $     (7)        $      6         $     (5)         $     (6)
  Taxable securities                                    (156)             108              (31)              (79)
  Tax-exempt securities                                    8                3                0                11
  Federal funds sold                                      47               71               33               151
  Loans                                                  399               39                7               445
                                                    --------         --------         --------          --------
        Total interest income                            291              227                4               522
                                                    --------         --------         --------          --------
Interest expense:
  Interest bearing deposits                              118              264               30               412
  Obligations under capital leases                        (1)              (1)               1                (1)
  Short-term borrowings                                  (61)              71              (38)              (28)
                                                    ---------        --------         ---------         ---------
        Total interest expense                            56              334               (7)              383
                                                    --------         --------         ---------         --------

        Net interest income                         $    235         $   (107)        $     11          $    139
                                                    ========         =========        ========          ========



                                       Page 9 of 44 sequentially numbered pages.

RATE SENSITIVITY

Interest rates paid on deposits and borrowed funds and interest rates earned on loans and investments have generally followed the fluctuations in market rates in 1996 and 1995. A rate sensitive asset or liability is one that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between rate sensitive assets and rate sensitive liabilities exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Company and the greater the positive or negative impact of interest rate fluctuations on earnings. The Company seeks to manage its assets and liabilities in a manner that will limit interest rate risk and stabilize long-term earning power. Management believes that a rise or fall in interest rates will not materially affect earnings.

The following table presents the Company's rate sensitivity at each of the time intervals indicated as of December 31, 1996. The table may not be indicative of the Company's rate sensitivity position at other points in time.

INTEREST RATE SENSITIVITY ANALYSIS




                                                 Less than        4-6          7-12           1-5         Over 5
(Dollars in thousands)                            3 months       months        months        years        years               Total
                                                 ---------     ---------     ---------     ---------     ---------         ---------
Interest earning assets:
  Time deposits in other banks                    $  --          $  --          $    10        $  --          $  --          $    10
  Federal funds sold                                  640           --             --             --             --              640
  Investment securities                               100            271            102         11,087          5,438         16,998
  Loans (1)                                         8,110          2,991          5,899         17,648            215         34,863
                                                  -------        -------        -------        -------        -------        -------

           Total                                    8,850          3,262          6,011        $28,735        $ 5,653        $52,511
                                                  -------        -------        -------        =======        =======        =======

Interest bearing liabilities:
    Demand deposits                                12,560           --             --             --             --           12,560
    Savings deposits                               15,314           --             --             --             --           15,314
    Time deposits                                   7,721          4,861          6,848          2,761           --           22,191
                                                  -------        -------        -------        -------        -------        -------

           Total                                   35,595          4,861          6,848        $ 2,761        $  --          $50,065
                                                  -------        -------        -------        =======        =======        =======

Period gap                                        (26,745)        (1,599)          (837)        25,974         5,653

Cumulative gap                                    (26,745)       (28,344)       (29,181)        (3,207)        2,446

Gap ratio                                            0.25           0.67           0.88          10.41             -

Cumulative gap ratio                                 0.25           0.30           0.38           2.63          4.20

---------------------

(1) Excludes nonaccrual loans.



                                      Page 10 of 44 sequentially numbered pages.

PROVISION FOR LOAN LOSSES

The Company maintains a reserve for loan losses which is funded by charges to current earnings. This reserve is intended to be an adequate allowance to absorb losses on loans outstanding and is based on management's continuing review and evaluation of the Company's loan portfolio. During 1996, the Company transferred $130,000 from earnings to reserve for loan losses increasing the balance to $638,688 on December 31, 1996 after deducting current year net charge offs. During 1996, the Company had net charge-offs totaling $108,769 compared to 1995 net charge-offs of $58,000.

Reserve for loan losses was 1.82% of total loans on December 31, 1996. Management's goal will be to keep the reserve at 1.75% to 2.00% of total loans. As the Company continues to mature, management will evaluate its reserve policy and adjust the policy based on historical loss experience, changes in economic conditions, growth in the portfolio and evaluations of specific loans. Management believes the level of the allowance for loan losses is sufficient to provide for potential losses in the loan portfolio.

OTHER INCOME

Other income increased from $175,788 in 1995 to $224,264 or 27.58%. An increase in NSF and overdraft fees of $32,015, or 29.49%, was the major cause for the increase. In addition, fees from mini-ATM's installed in 1995 increased from $10,392 to $14,668 for the year ended December 31, 1996.

Other income increased $24,821 or 16.44% to $175,788 in 1995. This increase was primarily attributable to an increase of $10,392 relating to income from the use of Mini-ATM machines. Mini-ATM's were installed in several locations in 1995. Non-bank customers are assessed fees for the use of the ATM's. NSF fees also increased $8,093 to $108,573 in 1995.

OTHER EXPENSES

Non-interest expenses increased by $119,510, or 12.54% over the 1995 amount of $952,372. The largest component of this increase was in salaries and employee benefits, which increased by $64,499 or 15.48%. This increase was due to the addition of several employees and annual employee raises. Net occupancy expense increased from $127,429 in 1995 to $144,048 in 1996 due in part to depreciation on the house acquired on the adjoining lot. Other operating expenses increased $34,547 or 9.72% over the 1995 amount of $355,550. Professional fees associated with the filings as an SEC registrant was the source of much of the increase in other operating expenses.

Non-interest expenses increased from $885,913 to $952,732 or 7.50% in 1995. The most significant change in other expense was the increase in salaries and employee benefits of $52,881 to $416,782 in 1995. This increase was attributable to employee raises and contributions to the profit sharing plan. Net occupancy expense and equipment expense were virtually unchanged when comparing 1994 amounts to 1995. Other operating expenses increased $8,359 or 2.40% to the 1995 amount of $355,550. The largest increase in other operating expenses was in the ATM network fees which increased $20,288. Only minimal expenses related to the ATM network in 1994 since the ATM's were installed in early 1995. Although most other operating expenses increased slightly in 1995, they were offset by a significant decrease in federal deposit insurance premium of $34,012 when compared to 1994.





                                      Page 11 of 44 sequentially numbered pages.

INCOME TAXES

The Company's income tax expense was $417,554, an increase of $20,954 over the 1995 expense of $396,600. The increase in the expense results primarily from increased income before taxes. The Company's effective tax rates for the years ended December 31, 1996 and 1995 were 33.78% and 35.05% respectively.

CAPITAL RESOURCES

Earnings for 1996 of $818,719, less dividends of $75,000, resulted in an overall increase in the capital base of the Company. The Company purchased $18,411 of treasury stock which resulted in a reduction of capital. The dividend payout ratio was 9.16% for 1996 compared to 8.57% for 1995. A method used by the Company to measure capital is average common equity to average assets which was 10.90% for 1996 compared to 11.74% for 1995.

The Company's capital base was increased in 1995 by net income of $734,902 and reduced by dividends paid of $63,000 or $.21 per share. The dividend payout ratio was 8.57% for 1995 as compared to 7.86% for 1994. A method used by the Company to measure capital is average common equity to average assets which was 11.74% for 1995 compared to 10.95% for 1994.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging form 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier I capital of the Company consists of common stockholders' equity, excluding the unrealized gain (loss) on securities available-for- sale, minus certain intangible assets. Tier II capital consists of general reserve for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier I and Tier II capital. The regulatory minimum requirements are 4% for Tier I and 8% for total risk-based capital. The holding company and banking subsidiary are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum.

RISK-BASED CAPITAL RATIOS

                                                                                   The Bank          The Company
Tier I capital:
 Common shareholders' equity                                                    $    6,196,803    $    6,358,518
Less: intangibles                                                                            -           (46,674)
                                                                                --------------    --------------
     Total Tier I capital                                                            6,196,803         6,311,844
Tier II capital:
 Allowable allowance for loan losses                                                   496,381           495,797
                                                                                --------------    --------------
     Tier II capital additions                                                         496,381           495,797
                                                                                --------------    --------------
     Total capital                                                              $    6,693,184    $    6,807,641
                                                                                ==============    ==============

Risk adjusted assets                                                            $   39,710,467    $   39,663,794
                                                                                ==============    ==============

Total assets                                                                    $   56,731,824    $   56,778,498
                                                                                ==============    ==============

Risk-based capital ratios:
  Tier I capital                                                                         15.60%            15.91%
  Total capital                                                                          16.85             17.16
  Tier I leverage ratio                                                                  10.92             11.12


The Company has entered into an agreement with a construction company to build a branch office in Ravenel, South Carolina. The estimated cost for the construction of the facility is approximately $630,000.

                   Page 12 of 44 sequentially numbered pages.

LIQUIDITY

The Company manages its liquidity from both the asset and liability side of the balance sheet through the coordination of the relative maturities of its assets and liabilities. Short-term liquidity needs are generally met from cash, due from banks, federal funds sold and deposit levels. Management has established policies and procedures governing the length of time to maturity on loans and investments. Investments classified as available for sale are placed in this category specifically to fund future liquidity needs, if necessary. The Company maintained a high level of liquidity during 1996 which was attributable to the growth in deposits during the year. In the opinion of management, the Company's short-term and long-term liquidity needs can be adequately supported by the Company's deposit base.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the assets and the liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

While the effect of inflation on a bank is normally not as significant as its influence on those businesses that have large investments in plant and inventories, it does have an effect. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. While interest rates have traditionally moved with inflation, the effect on income is diminished because both interest earned on assets and interest paid on liabilities vary directly with each other. Also, increases in the price of goods and services will generally result in increased operating expenses.

INVESTMENT PORTFOLIO

The following tables summarize the carrying value of investment securities as of the indicated dates and weighted average yields of those securities at December 31, 1996 and 1995.

INVESTMENT SECURITIES PORTFOLIO COMPOSITION
                                                                                                  December 31,
HELD TO MATURITY (1)                                                                1996              1995
                                                                                --------------    --------
U.S. Treasury and U.S. Government agencies                                      $    2,551,246    $    2,319,925
Obligations of states and political subdivisions                                     2,695,696         2,295,172
Mortgage-backed securities                                                           1,563,457           392,782
                                                                                --------------    --------------
                                                                                $    6,810,399    $    5,007,879
                                                                                ==============    ==============

AVAILABLE FOR SALE (1)

U.S. Treasury and U.S. Government agencies                                      $    8,932,194    $    4,964,894
Obligations of states and political subdivisions                                       302,684                 -
Mortgage-backed securities                                                             953,063                 -
                                                                                --------------    --------------
                                                                                $   10,187,941    $    4,964,894
                                                                                ==============    ==============

(1) Held to maturity securities are stated at amortized cost and available for sale securities are stated at fair value.

                                      Page 13 of 44 sequentially numbered pages.

INVESTMENT SECURITIES PORTFOLIO MATURITY SCHEDULE


                                                                                    1996
                                                      Available for Sale   Yield(1)   Held to Maturity   Yield(1)
U.S. Treasury and U.S. Government
  agencies due:
  Within one year                                     $    200,704          6.40%   $         -              -%
  After one year but
    within five years                                    6,952,023          6.29%     1,998,706           6.09%
  After five years but
    within ten years                                     1,779,466          7.47%       552,540           7.25%
                                                      ------------                  -----------
                                                         8,932,193          6.52%     2,551,246           6.34%
                                                      ------------                  -----------

Obligations of state and political subdivisions due:
  Within one year                                                -              -       272,359           5.69%
  After one year but
    within five years                                      302,684          7.06%     1,832,879           6.72%
  After five years but
    within ten years                                             -              -       356,837           7.47%
  After ten years                                                -              -       233,619           8.22%
                                                      ------------                  -----------
                                                           302,684          7.06%     2,695,694           6.84%
                                                      ------------                  -----------

Mortgage-backed securities due:
  After one year but
    within five years                                            -              -       605,454           5.38%
  After five years but
    within ten years                                             -              -       848,202           6.59%
  After ten years                                          953,064          6.42%       109,803           4.77%
                                                      ------------                  -----------
                                                           953,064          6.42%     1,563,459           6.00%
                                                      ------------                  -----------
Total due:
  Within one year                                          200,704          6.40%       272,359           5.69%
  After one year but
    within five years                                    7,254,707          6.32%     4,437,039           6.25%
  After five years but
    within ten years                                     1,779,466          7.47%     1,757,579           6.98%
  After ten years                                          953,064          6.42%       343,422           7.12%
                                                      ------------                  -----------

                                                      $ 10,187,941          6.53%   $ 6,810,399           6.46%
                                                      ============                  ===========

---------------------

(1) Tax equivalent yield has been calculated using an incremental rate of 34%.


Page 14 of 44 sequentially numbered pages.

LOAN PORTFOLIO

CREDIT RISK MANAGEMENT

Credit risk entails both general risk, which is inherent in the process of lending, and risk that is specific to individual borrowers. The management of credit risk involves both the process of loan underwriting and loan administration. The Company manages credit risk through a strategy of making loans within the Company's primary marketplace and within the Company's limits of expertise. Although management seeks to avoid concentrations of credit by loan type or industry through diversification, a substantial portion of the borrowers' ability to honor the terms of their loans is dependent on the business and economic conditions in Colleton County and the surrounding areas comprising the Company's marketplace. Additionally, since real estate is considered by the Company as the most desirable nonmonetary collateral, a significant portion of the Bank's loans are collateralized by real estate. Even though a substantial portion of the Company's loans are collateralized by real estate, the cash flow of the borrower or the business enterprise is generally considered as the primary source of repayment. Generally, the value of real estate is not considered by the Company as the primary source of repayment for performing loans. The Company also seeks to limit total exposure to individual and affiliated borrowers. The Company manages the risk specific to individual borrowers through the loan underwriting process and through an ongoing analysis of the borrower's ability to service the debt as well as the value of the pledged collateral.

The Bank's loan officers and loan administration staff are charged with monitoring the Company's loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay the debt or the value of the pledged collateral. In order to assess and monitor the degree of risk in the Company's loan portfolio, several credit risk identification and monitoring processes are utilized. The Bank assesses credit risk through the periodic preparation of a loan watch list. This list is used as an internal review mechanism in which potential problem loans are identified and assigned a risk grade. This watch list becomes the basis for the analysis of the adequacy of the loan loss reserve.

LENDING ACTIVITIES

The Company extends credit primarily to consumers and small businesses in Walterboro and, to a limited extent, customers in surrounding areas.

The Company's service area is mixed in nature. The corporate office is located in Walterboro, South Carolina. The economy of Walterboro is a regional business center whose economy contains elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. Outside the incorporated city limits of Walterboro, the economy includes manufacturing, agriculture, timber, and recreational activities. No particular category or segment of the economies previously described are expected to grow or contract disproportionately in 1996.

Management is of the opinion that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries.

Total loans outstanding increased 16.41% or $4,938,484 during 1996. The loan demand remains strong in the Company's market area, supported in part, by customers moving from larger financial institutions after recent mergers.

The Company's ratio of loans to deposits was 70.26% on December 31, 1996 as compared to 74.35% on December 31, 1995. The loan to deposit ratio is used to monitor a financial institution's potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan to deposit ratio is indicative of higher interest income since loans yield a higher return than alternative investment vehicles. Management has concentrated on maintaining quality in the loan portfolio while continuing to increase the deposit base.


                                      Page 15 of 44 sequentially numbered pages.

LOAN PORTFOLIO COMPOSITION

                                               1996              1995
                                            --------------    --------------
Commercial, financial and agricultural      $   24,391,088    $   21,004,305
Real estate                                      4,564,843         4,150,250
Consumer and other loans                         6,197,914         5,060,806
                                            --------------    --------------
                                            $   35,153,845    $   30,215,361
                                            ==============    ==============


MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES:

The following table summarizes the loan maturity distribution, by type, at December 31, 1996 and related interest rate characteristics:



                                               One year          One to            After
                                              or less          five years        five years         Total
Commercial, financial and agricultural      $    9,075,390    $   15,217,104    $       98,594   $    24,391,088
Real estate loans                                2,838,750         1,423,094           302,999         4,564,843
Consumer and other loans                         1,192,696         4,939,418            65,800         6,197,914
                                            --------------    --------------    --------------    --------------

                                            $   13,106,836    $   21,579,616    $      467,393    $   35,153,845
                                            ==============    ==============    ==============    ==============

Predetermined rate,
  maturing greater than one year                              $    21,579,616   $      467,393   $    22,047,009
                                                              ===============   ==============   ===============

Variable rate or maturing
  within one year                           $   13,106,836    $            -    $            -    $   13,106,836
                                            ==============    ==============    ==============    ==============


RISK ELEMENTS

The following is a summary of nonaccrual loans and loans 90 days or more past due at December 31, 1996 and 1995:


                                                               1996       1995
                                                             --------   --------

Nonaccrual loans                                             $290,977   $234,173
Restructured or impaired loans                                   --         --
                                                             --------   --------

           Total nonperforming loans                         $290,977   $234,173
                                                             ========   ========


Loans 90 days or more past due and still accruing interest   $   --     $   --
                                                             ========   ========


                                      Page 16 of 44 sequentially numbered pages.

SUMMARY OF LOAN LOSS EXPERIENCE

                                                                                    1996              1995
                                                                                --------------    --------
Loans outstanding at the end of year                                            $    35,153,845   $   30,215,361
                                                                                ===============   ==============

Average amount of loans outstanding                                             $    31,314,650   $   27,409,649
                                                                                ===============   ==============

Balance, beginning of year                                                      $      617,457    $      550,457
                                                                                --------------    --------------
Loans charged off:
  Commercial, financial and agricultural                                               105,893           55,622
  Real estate-mortgage                                                                     605                 -
  Consumer                                                                              16,005            10,595
                                                                                --------------    --------------
          Total loans charged off                                                      122,503            66,217
Recoveries of previous loan losses:
  Commercial, financial and agricultural                                                 9,385             4,685
  Real estate-mortgage                                                                       -                 -
  Consumer                                                                               4,349             3,532
                                                                                --------------    --------------
          Total recoveries                                                              13,734             8,217
                                                                                --------------    --------------
          Net charge-offs                                                              108,769            58,000
                                                                                --------------    --------------
Provision charged to operations                                                        130,000          125,000
                                                                                -----------       ----------

Balance, end of year                                                            $      638,688    $      617,457
                                                                                ==============    ==============

Ratios:
  Net charge-offs to average loans outstanding                                            .35%             .21%
  Net charge-offs to loans at end of year                                                 .31%             .19%
  Allowance for loan losses to average loans                                             2.04%            2.25%
  Allowance for loan losses to loans, end of year                                        1.82%             2.04%
  Net charge-offs to allowance for loan losses                                          17.03%             9.39%
  Net charge-offs to provisions for loan losses                                         83.67%            46.40%


The following table presents management's allocation of the allowance for loan losses. The allocation is based upon estimates and selective judgement and is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.



                                                              1996                                1995
                                            ----------------------------------------------------------
                                               Reserve            % of            Reserve            % of
                                                Amount            Loans            Amount            Loans
Commercial, financial and agricultural        $    479,016              69.3%     $    463,093             69.52%
Real estate-mortgage                                63,869             12.98            61,745             13.74
Consumer and other loans                            95,803             17.64            92,619             16.74
Unallocated                                              -               N/A                 -               N/A
                                            --------------    --------------    --------------    --------------
                                            $      638,688            100.00%   $      617,457            100.00%
                                            ==============    ==============    ==============    ==============


The reserve for loan losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio including commitments to extend credit. The reserve is maintained through the provision for loan losses which is a charge to operations. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.


                                      Page 17 of 44 sequentially numbered pages.

The Bank's provision and allowance for loan losses is subjective in nature and relies on judgments and assumptions about future economic conditions and other factors affecting borrowers. Management is not aware of any trends, material risks or uncertainties affecting the loan portfolio nor is management aware of any information about any significant borrowers which causes serious doubts as to the ability of the borrower to comply with the loan repayment terms. However, it should be noted that no assurances can be made that future charges to the allowance for loan losses or provisions for loan losses may not be significant to a particular accounting period. At December 31, 1996 and 1995, management considers the allowance for loan losses adequate based on their judgments, evaluations and analysis of the loan portfolio.

The Company adopted Statement of Financial Accounting Standards No., 114, "Accounting by Creditors for the Impairment of a Loan", and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" on January 1, 1995. These statements identify how creditors should measure and account for impaired loans. Under SFAS 114 and 118, impaired loans should be measured at the present value of the expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.

Loans are defined as impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement." All loans are subject to this criteria except for: "smaller-balance homogenous loans that are collectively evaluated for impairment" and loans "measured at fair value or at the lower of cost or fair value." The Company considers its consumer installment portfolio and home equity lines as meeting this criteria. Therefore the real estate and commercial loan portfolios are primarily affected by these Statements.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 1996 and 1995, management reviewed its problem loan watch list and determined that no impairment on loans existed that would have a material effect on the Company's consolidated financial statements.

At December 31, 1996 and 1995, the Company had nonaccrual loans of approximately $290,977 and $234,173, respectively for which impairment had not been recognized. The additional interest income which would have been recognized into earnings if the Company's nonaccrual loans had not been current in accordance with their original terms is immaterial for all years presented.

AVERAGE DAILY DEPOSITS

During 1996, the Company experienced significant growth in overall deposits. Total average deposits increased $9,819,025 or 26.40% over 1995 average deposits of $37,197,378. These totals include certificates of deposit over $100,000 which at December 31, 1996 totaled $7,983,620. Of this total, scheduled maturities three months or less were $3,112,278; over three though six months were $1,314,995; over six through twelve months were $2,700,001; and over twelve months were $856,346. The following table summarizes the Bank's average deposits for the year ended December 31, 1996 and 1995, and the percentage of each category to total average deposits.



                                                              1996                                1995
                                            -------------------------------------------------------------------
                                                Average             Average        Average             Average
                                                Amount             Rate paid        Amount            Rate paid
Non-interest bearing demand                 $    5,349,987              -       $    4,840,241              -
Interest bearing transaction accounts            6,383,054             2.31%         5,632,803             2.32%
Savings                                         14,248,927             3.81%        11,382,805             3.67%
Certificates of deposit                         21,034,435             5.87%        15,341,529             5.80%
                                            --------------                      --------------

                                            $   47,016,403                      $   37,197,378
                                            ==============                      ==============

                                      Page 18 of 44 sequentially numbered pages.

SHORT-TERM BORROWINGS

At December 31, 1996 and 1995, the Company had short term borrowings which consisted of securities sold under agreements to repurchase of $0 and $989,554. The Company entered into a repurchase agreement with a municipal government which generally matures on a one day basis. The maximum amount outstanding at any month-end for the repurchase agreement was $873,000 and $2,470,000 at December 31, 1996 and 1995, respectively. The average interest rate paid on the repurchase agreement was 4.42% and 6.10% at December 31, 1996 and 1995, respectively.

RETURN ON EQUITY AND ASSETS

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average total assets), and dividend payout ratio (dividends declared per share divided by net income per share) for the period indicated.

                                                   1996              1995
                                                --------------    -------
Return on average assets                            1.53%             1.65%

Return on average equity                           14.04%            14.09%

Equity to assets ratio                             10.90%            11.74%

Dividend payout ratio                               9.16%             8.57%

ACCOUNTING AND FINANCIAL REPORTING ISSUES

No accounting or financial reporting pronouncements have been issued by the accounting industry or regulatory authorities that is expected to have a material effect on the financial condition or results of operations of the Company in 1997.


FORWARD LOOKING AND TREND INFORMATION

The Company plans to open a branch office in Ravenel, South Carolina during the summer of 1997. This branch will expand the Company's market area into northern Charleston county. Management plans to continue to obtain quality assets and at the same time to provide dependable service to customers in 1997.

The management of the Company is not aware of any trends or events other than those included in this discussion that are likely to have a material effect on the Company's capital resources, liquidity, or operations. Also, no known factors regarding regulatory matters are expected to effect the overall operating results of the Company.



                                      Page 19 of 44 sequentially numbered pages.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements identified in Item 14 of this Report on Form 10-K are included herein on pages 25 through 43.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information as to the Board of Directors' nominees for election as director and of those directors who will continue to serve as such after the Annual Meeting.


                                                                                              YEAR FIRST    YEAR
                               AGE     PRINCIPAL OCCUPATION DURING PAST FIVE                    ELECTED     TERM
NAME                           (1)     YEARS AND OTHER INFORMATION                             DIRECTOR     EXPIRES
-----------------------------------------------------------------------------------------------------------------------

                                                     BOARD NOMINEES
Calvert W. Huffines            47      President of The Huffines Company                         1988       2000 (2)
                                       Real Estate Broker
Peden B. McLeod                56      Code Commissioner and Director, South Carolina            1988       2000 (2)
                                       Legislative Council, Counsel to McLeod, Fraser &
                                       Cone Law Firm
Harold M. Robertson            73      Retired, Previous owner of Robertson Electric             1988       2000 (2)
                                       Company. Member of Board of Directors South
                                       Carolina Public Service Authority
                                       DIRECTORS CONTINUING IN OFFICE
E. Ray Carmichael              67      President, Carmichael Oil of Walterboro, Inc.,            1988       1998
                                       Exxon oil distributor
W. Roger Crook                 55      Chief Executive Officer and President of the              1988       1998
                                       Bank since its incorporation on October 11, 1988
Harry L. Hill                  69      Retired, Former Vice President and Resident               1988       1998
                                       Manager, Asten Dryer Fabrics, Inc., manufacturer
                                       of dryer felts
Robert E. Redfearn             73      Retired, Former owner of Sea Spirits, Inc.                1988       1998
                                       Grocery/Real Estate
                                       Edisto Beach, S.C.
George W. Cone                 51      Partner in Law Firm of McLeod, Fraser & Cone              1988       1999
Opedalis Evans                 75      Retired - Former Merchant and Farmer, Islandton,          1988       1999
                                       S.C.
J. Barnwell Fishburne          41      Owner, Fishburne & Company                                1988       1999
                                       Real Estate Sales and Rentals

(1) At December 31, 1996
(2) Assuming re-election at the Annual Meeting

                                      Page 20 of 44 sequentially numbered pages.

                                                EXECUTIVE OFFICERS

W. ROGER CROOK, age 55, is Director, CEO and President of Communitycorp. He is also CEO and President of the Bank since its incorporation on October 11, 1988. Mr. Crook was actively involved in organizing the Bank. Prior to February 1988, Mr. Crook was Vice President of Citizens & Southern National Bank, Walterboro, South Carolina, for more than five years.

M. ELLISON YOUNG, age 59, is Vice President of Communitycorp. He has also been Vice President since joining the Bank in October 1991. Prior to October 1990, Mr. Young was Vice President and Branch Manager for The First Savings Bank, Walterboro Branch, for more than five years.

GWENDOLYN P. BUNTON, age 43, Vice President and Treasurer of Communitycorp. Also for the Bank, she has been Vice President and Cashier since December 1993, Assistant Vice President and Cashier since April 1990, Cashier and Operations Officer since May 1989. Mrs. Bunton joined Bank of Walterboro in February 1989. Prior to February 1989, Mrs. Bunton was Loan Administrative Assistant III at Citizens & Southern National Bank, Walterboro, South Carolina, for more than five years.

               MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Company's Board of Directors holds regular meetings monthly. The Board of Directors has established an Audit Committee, an Executive Committee, an Investment Committee and a Loan Committee. The Board does not have a Compensation Committee and functions normally performed by a Compensation Committee are performed by the Executive Committee. During the fiscal year ended December 31, 1996, the Board held a total of 14 regular and special meetings. Each director attended at least 75% of the aggregate of (I) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all Committees, of the Board of Directors on which he served.

The Audit Committee selects the Company's independent auditors, determines the scope of the Annual Audit, determines whether the Company has adequate administrative, operational and internal accounting controls and determines whether the Company is operating according to established policies and procedures. The members of the Audit Committee are George W. Cone, Opedalis Evans, J. Barnwell Fishburne, Harry L. Hill and Robert E. Redfearn. The Audit Committee met two times during 1996.

The Executive Committee established and monitors the Company's major policies, reviews all proposed changes to policies prior to submission to the Board, and monitors the Company's employee compensation and benefit programs. The Executive Committee may act on behalf of the Board of Directors between meetings. Members of the Executive Committee are E. Ray Carmichael, George W. Cone, W. Roger Crook, Peden B. McLeod, and Harold M. Robertson. The Executive Committee met two times during 1996.

The Investment Committee establishes and monitors the Bank's investment policy to insure the safety and liquidity of the Bank's investments and monitors the Bank's assets, liabilities and interest rate policies and exposure. Members of the Investment Committee are George W. Cone, W. Roger Crook and Peden B. McLeod. The Investment Committee met thirty-seven times during 1996.

The Loan Committee establishes and monitors the Bank's lending policies, reviews compliance with policy, reviews loans where the borrower's liability exceeds certain limits, monitors loans for credit quality and reviews all loans over 30 days past due. Members of the Loan Committee are E. Ray Carmichael, George W. Cone, W. Roger Crook, Calvert W. Huffines, Peden B. McLeod and Harold M. Robertson. The Loan Committee met fifty- one times during 1996.

The Board of Directors nominates candidates for election as directors; it has no nominating committee. The Board of Directors will consider individuals recommended by shareholders. Shareholders may make recommendations by writing to Peden B. McLeod, Chairman of the Board, Communitycorp, Post Office Box 1707, Walterboro, South Carolina 29488.


                                      Page 21 of 44 sequentially numbered pages.

ITEM 11.                    EXECUTIVE COMPENSATION

The following information is furnished for the Chief Executive Officer of the Company. No other executive officer of the Company received salary and bonuses in excess of $100,000 during the fiscal year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                                                                        Other Annual        All Other
Name and                                     Salary         Bonus       Compensation        Compensation
Principal Position            Year             ($)             ($)               ($)            ($) (1)
W. Roger Crook                1996       $   76,300       $10,000                           $  15,341
President and Chief           1995            72,000          7,000              ---            13,334
Executive Officer             1994            68,000          7,000              ---            12,566

(1) Included deferred compensation of $10,000, $9,014, and $9,166 in 1996, 1995, and 1994, respectively, and profit sharing contribution of $5,341, $4,320, and $3,400 in 1996, 1995, and 1994, respectively.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT



                                     AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

                                                                    SHARED VOTING            TOTAL SOLE AND
                                                                         AND                 SHARED VOTING           TOTAL
        NAME AND ADDRESS OF               SOLE VOTING AND             INVESTMENT             AND INVESTMENT         PERCENT
          BENEFICIAL OWNER                INVESTMENT POWER              POWER                    POWER             OF CLASS
OWNERS OF 5% OR MORE OF
COMMON STOCK
Sea Spirits, Inc. (1)                          22,883                  - 0 -                     22,883               7.65%
3205 Palmetto Blvd.
Edisto, SC 29438
DIRECTORS
E. Ray Carmichael (2)                          11,897                  3,228                     15,125          5.06%
George W. Cone (3)                              2,728                  1,500                      4,228          1.41%
W. Roger Crook(4)                               2,219                    500                      2,719          0.91%
Opedalis Evans                                  4,100                  - 0 -                      4,100          1.37%
Barnwell Fishburne                              2,527                  1,562                      4,089          1.37%
Harry L. Hill                                   3,110                  - 0 -                      3,110          1.04%
Calvert W. Huffines (6)                         2,085                  4,600                      6,685          2.24%
Peden B. McLeod (7)                             7,553                 19,350                     26,903          9.00%
Robert E. Redfearn (8)                            500                 22,883                     23,383          7.82%
Harold Robertson (9)                            7,500                  2,534                     10,034          3.36%

EXECUTIVE OFFICERS AND                         45,099                 57,037                    101,256         33.87%
DIRECTORS AS A GROUP
 (13 PERSONS)

(1)This corporation is controlled by Robert E. Redfearn, a director of the Bank.

(2)Includes 2,500 shares owned by a corporation which Mr. Carmichael controls and 728 shares owned by family members.

(3)Includes 1,500 shares held by family members

(4)Includes 500 shares held by family members.

(5)Includes 1,562 shares held by family members.

(6)Includes 2,300 shares owned by a foundation controlled by Mr. Huffines and 2,300 shares owned by family members.

(7)Includes 19,350 shares held by family members.

(8)Includes 22,883 shares owned by Sea Spirits, Inc., a corporation which is controlled by Mr. Redfearn.

(9)Includes 2,534 shares held by family members.



                                      Page 22 of 44 sequentially numbered pages.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with principal officers, directors, and their associates on substantially the same terms including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and did not involve more than normal risk of collectibility or present other unfavorable features. During 1996, the largest aggregate amount of indebtedness of principal officers, directors and their associates to the Company was $2,116,325 which represented 33.15% of the Company's equity capital at the time. During 1996, the law firm of McLeod, Fraser & Cone provided legal services to the Company in its ordinary course of business and it is expected to continue to do so in the future. George W. Cone, director of Communitycorp is a member of the McLeod, Fraser and Cone law firm. Peden B. McLeod, Director and Chairman of the Board of Communitycorp, serves as counsel to McLeod, Fraser and Cone.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)-(2) Financial Statements and Schedules:

The consolidated financial statements and schedules of the Company identified in the accompanying index to financial statements at page 24 herein are filed as part of this report.

(a)(3)Listing of Exhibits

          3.1* Articles of Incorporation. (Incorporated by reference to Exhibit
               3.1 to Registrant's Form 10-K the fiscal year ended December 31,
               1995)

          3.2* Bylaws of Communitycorp. (Incorporated by reference to Exhibit
               3.2 to Registrant's Form 10-K for the fiscal year ended December 31, 1995)

(a)(3) 21 Subsidiaries of Registrant

         Bank of Walterboro is the only subsidiary of Communitycorp.

(b)Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1996.







* Incorporated by reference as indicated.

                                      Page 23 of 44 sequentially numbered pages.

                          COMMUNITYCORP AND SUBSIDIARY

                        Consolidated Financial Statements

                    Years Ended December 31, 1996, 1995, 1994

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                             Page #


Report of Tourville, Simpson & Henderson
Independent Auditors.........................................................................................   25

Consolidated Balance Sheets as of
        December 31, 1996 and 1995...........................................................................   26

Consolidated Statements of Operations for the years ended
        December 31, 1996,  1995 and 1994....................................................................   27

Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 1996,  1995 and 1994....................................................................   28

Consolidated Statements of Cash Flows for the years ended
        December 31, 1996,  1995 and 1994....................................................................   29

Notes to Consolidated Financial Statements...................................................................   30

                                      Page 24 of 44 sequentially numbered pages.

                         TOURVILLE, SIMPSON & HENDERSON
                          CERTIFIED PUBLIC ACCOUNTANTS
                              POST OFFICE BOX 8567
                              1615 PICKENS STREET
                              COLUMBIA, S.C. 29202
                            TELEPHONE (803) 252-3000
                               FAX (803) 254-0211





                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Communitycorp
Walterboro, South Carolina


We have audited the accompanying consolidated balance sheets of Communitycorp as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Communitycorp as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                              /s/ Tourville, Simpson & Henderson
Columbia, South Carolina
February 21, 1997











                                      Page 25 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995




                                                                                        1996            1995
                                                                                    --------------  --------
ASSETS Cash and cash equivalents:
  Cash and due from banks (Note C)                                                  $    2,382,087  $    2,078,028
  Federal funds sold                                                                       640,000       4,550,000
                                                                                    --------------  --------------
                                                                                         3,022,087       6,628,028

Time deposits with other banks                                                              10,000          10,000
Investment securities: (Note D)
  Securities available for sale                                                         10,187,941       4,964,894
  Securities held to maturity (market value of $6,821,855
     in 1996 and $5,024,493 in 1995)                                                     6,810,399       5,007,879
                                                                                    --------------  --------------
                                                                                        16,998,340       9,972,773

Loans (Note E)                                                                          35,153,845      30,215,361
Less allowance for loan losses                                                            (638,688)       (617,457)
                                                                                    --------------  --------------
Loans, net                                                                              34,515,157      29,597,904

Premises and equipment, net (Note F)                                                     1,262,024         818,375
Accrued interest receivable                                                                690,700         498,371
Other assets                                                                               280,190         322,098
                                                                                    --------------  --------------

            Total assets                                                            $   56,778,498  $   47,847,549
                                                                                    ==============  ==============

LIABILITIES
Deposits:
   Non-interest bearing demand deposits                                             $    5,673,918  $    4,689,668
   Interest bearing demand                                                               6,886,479       5,973,089
   Money market accounts                                                                 3,341,735       3,945,284
   Savings                                                                              11,972,537       7,959,019
   Time deposits of $100,000 and over (Note G)                                           7,983,620       5,486,610
   Other time deposits (Note G)                                                         14,206,909      12,585,937
                                                                                    --------------  --------------
                                                                                        50,065,198      40,639,607
Short-term borrowings (Note I)                                                                   -         989,554
Accrued interest payable                                                                   281,868         259,529
Other liabilities                                                                           48,180         345,354
                                                                                    --------------  --------------
            Total liabilities                                                           50,395,246      42,234,044
                                                                                    --------------  --------------

SHAREHOLDERS' EQUITY (Note K)
Preferred stock  - $5.00 par value; 3,000,000 shares
   authorized and unissued
Common stock - $5.00 par value; 3,000,000 shares
   authorized; 300,000 shares issued and outstanding                                     1,500,000       1,500,000
Capital surplus                                                                          1,731,708       1,731,708
Unrealized gain (loss) on securities available for sale, net                                      38,800             (5,639)
Retained earnings                                                                        3,131,155       2,387,436
Treasury stock, at cost (1,083 shares in 1996)                                             (18,411)              -
                                                                                    --------------  --------------
            Total shareholders' equity                                                   6,383,252       5,613,505
                                                                                    --------------  --------------

            Total liabilities and shareholders' equity                              $   56,778,498  $   47,847,549
                                                                                    ==============  ==============

The accompanying notes are an integral part of consolidated the financial statements.

                                      Page 26 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                      1996              1995            1994
                                                                   -------------    --------------  --------
INTEREST INCOME:
   Loans, including fees                                           $   3,043,172    $    2,752,591  $    2,308,260
   Investment securities
      Taxable                                                            776,580           468,987         548,029
      Tax-exempt                                                         113,981            82,251          70,688
   Federal funds sold                                                    216,127           248,597          98,212
   Time deposits with other banks                                          1,012             4,260           9,680
                                                                   -------------    --------------  --------------
                                                                       4,150,872         3,556,686       3,034,869
                                                                   -------------    --------------  --------------

INTEREST EXPENSE:
   Deposits                                                            1,924,305         1,437,902       1,025,649
   Obligations under capital leases                                            -                 -             831
   Short-term borrowings                                                  12,676            85,698         114,397
                                                                   -------------    --------------  --------------
                                                                       1,936,981         1,523,600       1,140,877
                                                                   -------------    --------------  --------------

NET INTEREST INCOME                                                    2,213,891         2,033,086       1,893,992

Provision for loan losses (Note E)                                       130,000           125,000         120,000
                                                                   -------------    --------------  --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    2,083,891         1,908,086       1,773,992
                                                                       ---------         ---------       ---------

OTHER INCOME:
   Service charges on deposit accounts                                   203,929           163,918         144,723
   Other                                                                  20,335            11,870           6,244
                                                                   -------------    --------------  --------------
                                                                         224,264           175,788         150,967
                                                                   -------------    --------------  --------------

OTHER EXPENSES:
   Salaries and employee benefits                                        481,281           416,782         363,901
   Net occupancy expense                                                 144,048           127,429         125,807
   Equipment expense                                                      56,456            52,611          49,014
   Other operating expense (Note L)                                      390,097           355,550         347,191
                                                                   -------------    --------------  --------------
                                                                       1,071,882           952,372         885,913
                                                                   -------------    --------------  --------------

INCOME BEFORE INCOME TAXES                                             1,236,273         1,131,502       1,039,046

Income tax expense (Note M)                                              417,554           396,600         352,500
                                                                   -------------    --------------  --------------

NET INCOME                                                         $     818,719    $      734,902  $      686,546
                                                                   =============    ==============  ==============

PER SHARE
   Weighted average common shares outstanding                            299,420           300,000         300,000
   Net income                                                      $        2.73    $         2.45  $         2.29




The accompanying notes are an integral part of the consolidated financial statements.

                                      Page 27 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                                          Unrealized
                                                                        Gain (Loss) on
                                                                          Securities
                                        Common Stock        Capital   Available     Retained    Treasury
                            Shares         Amount      Surplus      for Sale, net   Earnings     Stock            Total
                          ------------  ------------  ------------  -------------------------- ------------      --------

BALANCE,
  DECEMBER 31, 1993          300,000    $  1,500,000       $1,731,708     $ -      $  1,082,988     $     -         $4,314,696

Net income                                                                              686,546                        686,546

Cash dividends declared
  - $.18 per share                                                                      (54,000)                      (54,000)

Adoption of accounting
  principle                                                                39,454                                      39,454

Change in fair value
  during the year                                                        (157,992)                                   (157,992)
                          ------------  -------------   ------------    ---------  ------------  -------------     -----------

BALANCE,
  DECEMBER 31, 1994           300,000       1,500,000     1,731,708      (118,538)    1,715,534            -        4,828,704

Net income                                                                              734,902                       734,902

Cash dividends declared
  - $.21 per share                                                                      (63,000)                      (63,000)

Change in fair value
  during the year                                                         112,899                                     112,899
                          ------------  -------------   ------------    ---------  ------------  -------------     -----------

BALANCE,
  DECEMBER 31, 1995          300,000         1,500,000    1,731,708        (5,639)    2,387,436             -       5,613,505

Net income                                                                              818,719                       818,719

Cash dividends declared
  - $.25 per share                                                                      (75,000)                      (75,000)

Change in fair value
  during the year                                                          44,439                                      44,439

Purchase of treasury
  stock                                                                                                (18,411)       (18,411)
                          ------------  -------------   ------------    ---------  ------------  -------------     -----------

BALANCE,
  DECEMBER 31, 1996           300,000    $  1,500,000   $ 1,731,708       $38,800   $3,131,155  $     (18,411)     $6,383,252
                          ============  =============   ============      =======   ==========  ==============    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                      Page 28 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                   1996             1995            1994
                                                               -------------    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $    818,719    $    734,902    $    686,546
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                               94,344          81,551          79,683
         Provision for loan losses                                 130,000         125,000         120,000
         Premium amortization less accretion                        16,578           9,522        (125,156)
         Deferred income taxes                                      45,173        (183,018)         80,844
         Amortization of loan fees and costs                        52,735          48,907          65,540
         Gain on disposal of equipment                                --            (5,220)           --
         Increase in accrued interest receivable                  (192,329)        (73,137)       (101,567)
         Decrease (increase) in other assets                        19,138         (42,342)         13,315
         Increase in accrued interest payable                       22,340         160,387           4,405
         Increase (decrease) in other liabilities                 (343,070)        312,777        (123,358)
                                                              ------------    ------------    ------------

        Net cash provided by operating activities                  663,628       1,169,329         700,252
                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of securities available for sale      3,127,790       2,650,000       7,300,000
  Proceeds from sale of securities available for sale              100,125
  Purchases of securities available for sale                    (8,382,335)     (1,899,891)     (8,119,116)
  Proceeds from maturities of securities held to maturity        1,490,677       2,667,700       1,174,283
  Purchases of securities held to maturity                      (3,310,471)     (1,124,832)     (5,174,540)
  Net increase in loans to customers                            (5,099,988)     (4,548,128)     (3,766,963)
  Purchase of premises and equipment                              (537,993)       (143,925)        (64,028)
  Proceeds from sales of equipment                                    --            12,725            --
  Proceeds from maturity of time deposit with other banks             --           100,000            --
  Purchase of Community Financial Services stock                      --              --           (50,575)
                                                              ------------    ------------    ------------

        Net cash used by investing activities                  (12,612,195)     (2,286,351)     (8,700,939)
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    money market, and savings accounts                           1,441,971       1,263,088       1,585,808
  Net increase (decrease) in time deposits                       7,983,620       6,739,944        (454,730)
  Net increase (decrease) in short-term borrowings                (989,554)     (2,054,710)      3,044,264
  Repayment of obligations under capital lease                     (19,615)
  Cash dividends paid                                              (75,000)        (63,000)        (54,000)
  Purchase of treasury stock                                       (18,411)           --              --

        Net cash provided by financing activities                8,342,626       5,885,322       4,101,727
                                                              ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (3,605,941)      4,768,300      (3,898,960)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   6,628,028       1,859,728       5,758,688
                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  3,022,087    $  6,628,028    $  1,859,728
                                                              ============    ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

                                      Page 29 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - Communitycorp, a bank holding company organized in 1995 (the Company), and its subsidiary, Bank of Walterboro (the Bank), provide commercial banking services to domestic markets principally in Colleton County, South Carolina. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

MANAGEMENT'S ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgements about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

INVESTMENT SECURITIES HELD TO MATURITY - Investment securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount computed by the straight-line method. The Company has the ability and management has the intent to hold designated investment securities to maturity. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security.

INVESTMENT SECURITIES AVAILABLE FOR SALE - Investment securities available for sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in shareholders' equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of securities available for sale is determined by specific identification and is used in computing the gain or loss upon sale.

INTEREST AND FEES ON LOANS - Interest income on all loans is computed based upon the unpaid principal balance. Interest income is recorded in the period earned.

The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest.

Loan origination and commitment fees and certain direct loan origination costs (principally salaries and employee benefits) are being deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using the level yield method.

Impaired loans are measured based on the present value of discounted expected cash flows. When it is determined that a loan is impaired, a direct charge to bad debt expense is made for the difference between the net present value of expected future cash flows based on the contractual rate and the Company's recorded investment in the related loan. The corresponding entry is to a related valuation account. Interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due.

                                      Page 30 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ALLOWANCE FOR LOAN LOSSES - An allowance for possible loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current economic conditions which may affect the borrowers' ability to pay and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for possible loan losses and recoveries on loans previously charged off are added to the allowance.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method. Rates of depreciation are generally based on the following estimated useful lives: buildings - 30 years; furniture and equipment - 5 to 15 years. Amortization of equipment under capital leases is recorded at the lesser of the estimated useful lives of the respective assets or the term of the leases. The cost of assets sold or otherwise disposed of, and the related accumulated depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement. Maintenance and repairs are charged to current expense as incurred, and the costs of major renewals and improvements are capitalized.

OTHER REAL ESTATE OWNED - Other real estate owned includes real estate acquired through foreclosure and loans accounted for as in-substance foreclosures. Collateral is considered foreclosed in substance when the borrower has little or no equity in the fair value of the collateral, proceeds for repayment of the debt can be expected to come only from the sale of the collateral and it is doubtful that the borrower can rebuild equity or otherwise repay the loan in the foreseeable future. Other real estate owned is initially recorded at the lower of cost (principal balance of the former loan plus costs of improvements) or estimated fair value.

Any write-downs at the dates of acquisition are charged to the allowance for possible loan losses. Expenses to maintain such assets, subsequent write-downs and gains and losses on disposal are included in other expenses.

INCOME AND EXPENSE RECOGNITION - The accrual method of accounting is used for all significant categories of income and expense. Immaterial amounts of insurance commissions and other miscellaneous fees are reported when received.

INCOME TAXES - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax bases of certain assets and liabilities, principally the allowance for loan losses, depreciable premises and equipment, and the cash basis tax accounting.

RETIREMENT AND DEFERRED COMPENSATION PLANS - The Company has a trusteed non-contributory profit-sharing plan which provides retirement and other benefits to all full-time employees who have worked 1,000 or more hours during the calendar year and have put in one year of service. All eligible employees must be at least age 21. Contributions are determined annually by the Board of Directors. Expenses charged to earnings for the profit-sharing plan were $21,341 and $17,526 in 1996 and 1995, respectively. The Company's policy is to fund contributions to the profit-sharing plan in the amount accrued. In addition, the plan includes a "salary reduction" feature pursuant to Section 401(k) of the Internal Revenue Code. Under the plan and present policies, participants are permitted to make discretionary contributions up to 10% of annual compensation. The Company has waived its option of matching employee contributions for this feature of the plan.

In addition, the Company has a non-qualified voluntary salary deferral plan for the Company's chief executive officer. Under the plan, the Chief Executive Officer may defer up to 25% of his compensation and earn interest on the deferred amount. Upon retirement, the total amount deferred and interest earned are to be paid to the participant over a period not exceeding fifteen years. Expenses charged to earnings for the deferred compensation plan were $10,000 and $9,014 in 1996 and 1995, respectively.

The Company does not provide post employment benefits to employees beyond the plans described above.


                                      Page 31 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

EARNINGS PER SHARE - Earnings per share is calculated by dividing earnings by the weighted average number of common shares outstanding during the year.

STATEMENT OF CASH FLOWS - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold.

During 1996, 1995, and 1994, the Company paid $1,914,642, $1,363,213 and
$1,136,472, respectively, for interest. Cash paid for income taxes was $697,129, $267,300 and $377,123 in 1996, 1995, and 1994, respectively.

Changes in the valuation account of securities available for sale, including the deferred tax effects, are considered non-cash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the Company has entered into off-balance- sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Although the Company's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on business and economic conditions in Colleton County and surrounding areas. Management does not believe credit risk is associated with obligations of the United States, its agencies or its corporations. The Company places its deposits, correspondent accounts and sells its federal funds to high credit quality institutions. By policy, time deposits are limited to amounts insured by the FDIC. Management believes credit risk associated with correspondent accounts is not significant.

RECLASSIFICATIONS - Certain captions and amounts in the consolidated financial statements of 1995 and 1994 were reclassified to conform with the 1996 presentations.

NOTE B - CORPORATE REORGANIZATION

On March 13, 1995, the shareholders of Bank of Walterboro approved a plan of corporate reorganization under which Bank of Walterboro became a wholly-owned subsidiary of Communitycorp, a bank holding company, which was organized at the direction of the Board of Directors of the Bank. The authorized common stock of Communitycorp is 3,000,000 shares with a par value of $5.00 per share. The Company is also authorized to issue 3,000,000 shares of serial preferred stock with a par value of $5.00 per share. Pursuant to the registration, all 300,000 shares of common stock of Bank of Walterboro were converted into equal shares of common stock of the holding company.

The effective date of the reorganization was September 11, 1995, and was accounted for as a pooling of interests which requires the financial statements to be presented as if the reorganization had occurred on the earliest date presented. However, amounts are unchanged from those previously reported by Bank of Walterboro.


                                      Page 32 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - CORPORATE REORGANIZATION - CONTINUED

The following is a summary of Bank of Walterboro's operations and shareholders' equity for the period January 1, 1995 through September 10, 1995.

  Interest income                                       $    2,395,886
  Other income                                                 103,425
                                                        --------------
  Total operating income                                $    2,499,311
                                                        ==============

  Shareholders' equity, January 1, 1995                 $    4,828,704
  Net income for the period                                    506,047
  Dividends paid                                               (63,000)
  Change in fair value during the period                        79,437
                                                        --------------
  Shareholders' equity, September 10, 1995              $    5,351,188
                                                        ==============

NOTE C - CASH AND DUE FROM BANKS

The Company is required by regulation to maintain an average cash reserve balance based on a percentage of deposits. The average amounts of the cash reserve balances at December 31, 1996 and 1995 were approximately $268,000 and $198,000, respectively.

NOTE D - INVESTMENT SECURITIES

The amortized cost and estimated market values of securities available for sale at December 31, 1996 and 1995 were:


                                                                                                    1996
                                                                      Gross            Gross            Estimated
                                                    Amortized        Unrealized       Unrealized         Market
                                                    Cost              Gains            Losses             Value

  U.S. Treasuries                                $      698,988    $        6,418   $            -  $      705,406
  U.S. Government Agencies
   and corporations                                   9,129,698            80,917           30,764       9,179,851
  Obligations of state and
   political subdivisions                               300,000             2,828              144         302,684
                                                 --------------    --------------   --------------  --------------

                                                 $   10,128,686    $       90,163   $       30,908  $   10,187,941
                                                 ==============    ==============   ==============  ==============

                                                                                                    1995
                                                                      Gross             Gross          Estimated
                                                    Amortized        Unrealized       Unrealized         Market
                                                     Cost             Gains            Losses            Value

  U.S. Treasuries                                $      399,743    $            -   $          243  $      399,500
  U.S. Government Agencies
    and corporations                                  4,573,827            22,815           31,248       4,565,394
                                                 --------------    --------------   --------------  --------------

                                                 $    4,973,570    $       22,815   $       31,491  $    4,964,894
                                                 ==============    ==============   ==============  ==============


                                      Page 33 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INVESTMENT SECURITIES - CONTINUED

The amortized cost and estimated market value of securities held to maturity at December 31, 1996 and 1995 were:


                                                                                                    1996
                                                                      Gross            Gross           Estimated
                                                   Amortized        Unrealized        Unrealized         Market
                                                    Cost              Gains            Losses            Value
  U.S. Government Agencies
    and corporations                             $    4,114,703    $        8,404   $       17,249  $    4,105,858
  Obligations of state and
    political subdivisions                            2,695,696            26,109            5,808       2,715,997
                                                 --------------    --------------   --------------  --------------

                                                 $    6,810,399    $       34,513   $       23,057  $    6,821,855
                                                 ==============    ==============   ==============  ==============

                                                                                                    1995
                                                                      Gross            Gross           Estimated
                                                    Amortized       Unrealized        Unrealized         Market
                                                    Cost              Gains            Losses            Value

  U.S. Treasuries                                $      500,214    $        8,067   $            -  $      508,281
  U.S. Government Agencies
    and corporations                                  2,212,493             8,067           10,588       2,209,972
  Obligations of states and
    political subdivisions                            2,295,172            17,971            6,903       2,306,240
                                                 --------------    --------------   --------------  --------------

                                                 $    5,007,879    $       34,105   $       17,491  $    5,024,493
                                                 ==============    ==============   ==============  ==============


The amortized cost and estimated market value of securities available for sale at December 31, 1996 and 1995 based on maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.



                                                                   1996                             1995
                                                 ----------------------------------------------------------------
                                                                     Estimated                         Estimated
                                                   Amortized          Market           Amortized         Market
                                                    Cost              Value             Cost             Value

Due within one year                              $      200,000    $     200,704   $    1,624,743  $    1,627,562
Due after one year but within five years              7,230,672        7,254,709        3,144,530       3,132,707
Due after five years but within ten years             1,745,265        1,779,465          204,297         204,625
                                                 -------------     ------------     -------------   --------------
                                                      9,175,937        9,234,878        4,973,570       4,964,894
Mortgage-backed securities                              952,749          953,063                -               -
                                                 --------------    --------------   --------------  --------------

                                                 $   10,128,686    $  10,187,941   $    4,973,570  $    4,964,894
                                                 ==============    ==============   ==============  ==============



The amortized cost and estimated market values of securities held to maturity at December 31, 1996 and 1995 based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.


                                      Page 34 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INVESTMENT SECURITIES - CONTINUED



                                                    1996                     1995
                                          ------------------------------------------------------
                                                         Estimated                 Estimated
                                            Amortized    Market      Amortized        Market
                                             Cost        Value        Cost            Value


Due within one year                       $  272,360   $  272,694   $  695,334   $  703,901
Due after one year but within five years   3,831,585    3,839,187    2,439,481    2,434,829
Due after five years but within ten years    909,377      916,682    1,144,890    1,156,129
Due after ten years                          233,619      237,053      335,392      334,638
                                          ----------   ----------   ----------   ----------
                                           5,246,941    5,265,616    4,615,097    4,629,497
Mortgage-backed securities                 1,563,458    1,556,239      392,782      394,996
                                          ----------   ----------   ----------   ----------

                                          $6,810,399   $6,821,855   $5,007,879   $5,024,493
                                          ==========   ==========   ==========   ==========

At December 31, 1996 and 1995, investment securities with a book value of $6,567,826 and $4,433,250 and a market value of $6,566,147 and $4,409,427, respectively, were pledged as collateral to secure public deposits. One security classified as available for sale was sold in 1996 with a realized gain of $225. There were no sales of investment securities for the years ended December 31, 1995 and 1994.

NOTE E - LOANS

Loans consisted of the following:
                                                   December 31,
                                             1996             1995
Real estate                               $    4,564,843  $    4,150,250
Agricultural                                     255,994         376,221
Commercial and industrial loans               24,135,094      20,628,084
Consumer                                       5,791,518       4,687,119
All other loans (including overdrafts)           406,396         373,687
                                          --------------  --------------

                                          $   35,153,845  $   30,215,361
                                          ==============  ==============

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for the Impairment of a Loan", and Statement of Financial Accounting Standards No. 118, "Accounting By Creditors for Impairment of a Loan - Income Recognition and Disclosures" on January 1, 1995. These statements identify how creditors should measure and account for impaired loans. Under SFAS 114 and 118, impaired loans should be measured at the present value of the expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.

Loans are defined as impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement." All loans are subject to this criteria except for: "smaller-balance homogeneous loans that are collectively evaluated for impairment" and loans "measured at fair value or at the lower of cost or fair value." The Company considers its consumer installment portfolio and home equity lines as meeting this criteria. Therefore the real estate and commercial loan portfolios are primarily affected by these Statements.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 1996 and 1995, management reviewed its problem loan watch list and determined that no impairment on loans existed that would have a material effect on the Company's consolidated financial statements.


                                     Page 35 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - LOANS - CONTINUED

At December 31, 1996 and 1995, the Company had nonaccrual loans of approximately $290,977 and $234,173, respectively for which impairment had not been recognized. The additional interest income which would have been recognized into earnings if the Company's nonaccrual loans had been current in accordance with their original terms is immaterial for all years presented.

Transactions in the allowance for loan losses are summarized below:

                                     1996            1995            1994
                                --------------   --------------  --------------

Balance, January 1              $      617,457   $      550,457  $      499,230
Provision charged to expense           130,000          125,000         120,000
Recoveries                              13,734            8,217          15,705
Charge-offs                           (122,503)         (66,217)        (84,478)
                                --------------   --------------  --------------

Balance, December 31            $      638,688   $      617,457  $      550,457
                                ==============   ==============  ==============


For income tax purposes, the allowance for loan losses is $102,790, $86,512 and $84,351 at December 31, 1996, 1995 and 1994, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counter-party.

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.



                                      Page 36 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - LOANS - CONTINUED

The following table summarizes the Company's off-balance sheet financial instruments whose contract amounts represent credit risk:

                                              December 31,
                                        1996             1995
Commitments to extend credit         $    2,081,417  $    1,799,770
Standby letters of credit                   115,000         214,475

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. At December 31, 1996, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status.

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                        December 31,
                                                    1996            1995

  Land                                       $      334,385  $      170,372
  Building and improvements                         626,947         610,572
  Construction in process                             2,792               -
  Furniture and equipment                           908,923         554,110
                                             --------------  --------------
                                                  1,873,047       1,335,054
  Less, accumulated depreciation                   (611,023)       (516,679)
                                             --------------  --------------

                                             $    1,262,024  $      818,375
                                             ==============  ==============

Depreciation expense for the years ending December 31, 1996 and 1995 was $94,344 and $81,551, respectively.

NOTE G - DEPOSITS

At December 31, 1996, the scheduled maturities of time deposits are as follows:

                            1997                                $   19,430,018
                            1998                                       874,270
                            1999                                       940,424
                            2000                                        55,000
                            2001 and thereafter                        890,817
                                                                --------------
                                                                $   22,190,529
                                                                ==============

NOTE H - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and shareholders of the Company, their immediate families and business interests) were loan customers of, and had other transactions in the normal course of business with the Bank. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of loans to related parties was $2,256,821 and $1,917,965 at December 31, 1996 and 1995, respectively. During 1996, $978,353 of new loans were made to related parties, and repayments totaled $639,497. Legal services were provided to the Company in the ordinary course of business and during the formation of the holding company by a law firm in which two of the partners are directors of the Company. The amount paid to this law firm for services rendered was $18,223 and $40,577 for the years ended December 31, 1996 and 1995, respectively.


                                   Page 37 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - SHORT TERM BORROWINGS

Short-term borrowings payable consist of securities sold under agreements to repurchase which generally mature on a one-day basis. There were no short-term borrowings after May 1996.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                       December 31,
                                                  1996            1995

Average balance during the year               $   569,967     $  1,648,725

Average interest rate during the year                4.42%            6.10%

Maximum month-end balance during the year     $   873,436     $  2,469,600

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company has entered into an agreement with a construction company to build a branch in Ravenel, South Carolina. The estimated cost for the construction of the facility is approximately $630,000.

The Company was not involved as defendant in any litigation at December 31, 1996. Management and legal counsel are not aware of any pending or threatened litigation, or unasserted claims or assessments that could result in losses, if any, that would be material to the financial statements.

NOTE K - SHAREHOLDERS' EQUITY

The ability of Communitycorp to pay cash dividends is dependent upon receiving cash in the form of dividends from Bank of Walterboro. However, certain restrictions exist regarding the ability of the Bank to transfer funds to Communitycorp in the form of cash dividends. All of the Bank's dividends to the Company are subject to the prior approval of the Commissioner of Banking and are payable only from the undivided profits of the Bank. At December 31, 1996, the Bank's undivided profits were $2,965,095.

NOTE L - OTHER EXPENSES

Other expenses for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                      1996             1995            1994
                                  ------------   --------------  --------------

Stationery, printing and postage  $     97,692   $       90,682  $       80,293
Advertising and promotion               31,187           26,590          31,421
Professional services                   80,567           46,786          45,050
Insurance                               16,848           53,195          88,014
Other                                  163,803          138,297         102,413
                                  ------------   --------------  --------------

                                  $    390,097   $      355,550  $      347,191
                                  ============   ==============  ==============



                                     Page 38 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - INCOME TAXES

Income tax expense included in the statement of operations for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                               1996          1995         1994
                                           ----------   -----------  ----------
Currently payable
  Federal                                  $  349,115   $   521,738  $  250,090
  State                                        23,262        57,880      21,566
                                           ----------   -----------  ----------
                                              372,377       579,618     271,656
                                           ----------   -----------  ----------
Deferred
  Federal                                      52,823       (97,947)     (3,525)
  State                                        15,845       (24,279)       (704)
                                           ----------   -----------  ----------
                                               68,668      (122,226)     (4,229)
                                           ----------   -----------  ----------

                                           $  441,045   $   457,392  $  267,427
                                           ==========   ===========  ==========

Income tax expense is allocated as follows:
  To continuing operations                 $  417,554   $   396,600  $  352,500
  To shareholders' equity                      23,491        60,792     (85,073)
                                           ----------   -----------  ----------

                                           $  441,045   $   457,392  $  267,427
                                           ==========   ===========  ==========

Deferred income taxes of $ 97,982, $166,646, and $44,420 were included in other assets at December 31, 1996, 1995, and 1994, respectively. Deferred income taxes result from temporary differences in the recognition of certain items of income and expense for tax and financial reporting purposes.

The principal sources of these differences and the related deferred tax effects are as follows:

                                                      1996         1994         1993
                                                    ----------   ----------  ------------

Allowance for loan losses                           $   (1,907)  $  (24,963) $   (18,913)
Accumulated depreciation                                (6,300)          69        2,291
Deferral of pre-opening expenses for tax purposes            -            -        5,455
Cash basis tax accounting                               27,301     (128,910)      79,046
Deferred compensation                                   (4,777)      (3,893)      (3,597)
Other                                                   30,856      (25,321)      16,562
                                                    ----------   ----------  -----------
Total deferred tax (benefit) expense attributable
  to continuing operations                              45,173     (183,018)      80,844
Deferred tax (benefit) expense attributable to
  shareholders equity                                   23,491       60,792      (85,073)
                                                    ----------   ----------  -----------
                                                    $   68,664   $ (122,226) $    (4,229)
                                                    ==========   ==========  ===========

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

                                                       1996        1995      1994
                                                   ----------   ---------  -------

Tax expense at statutory rate                      $  420,333   $ 384,711  $353,276
State income tax, net of Federal income tax effect     31,198       6,813    27,142
Tax exempt interest income                            (53,214)    (29,618)  (25,765)
Disallowed interest expense                            24,770       5,322     4,052
Other, net                                             (5,533)     29,372    (6,205)
                                                   -----------  ---------  --------

                                                   $  417,554   $ 396,600  $352,500
                                                   ==========   =========  ========


                                     Page 39 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - INCOME TAXES - CONTINUED

The gross amounts of deferred tax assets and deferred tax liabilities as of December 31, 1996, 1995 and 1994 are as follows:

                                      1996        1995        1994
                                   ---------   ----------  ----------
Deferred tax assets:
  Allowance for loan losses        $ 206,321   $  204,414  $  179,451
  Available for sale securities            -        3,036      63,828
  Capital lease                            -            -       2,176
  Deferred compensation               16,179       11,402       7,509
  Other                                    -       22,110           -
                                   ---------   ----------  ----------
Total deferred tax assets            222,500      240,962     252,964
                                   ---------   ----------  ----------

Deferred tax liabilities:
  Accumulated depreciation            32,860       39,160      39,091
  Cash basis tax accounting           62,093       34,792     163,702
  Available for sale securities       20,455            -           -
  Other                                9,110          364       5,751
                                   ---------   ----------  ----------
Total deferred tax liabilities       124,518       74,316     208,544
                                   ---------   ----------  ----------
Net deferred tax asset             $  97,982   $  166,646  $   44,420
                                   =========   ==========  ==========

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 1996, 1995 and 1994 will be realized, and accordingly, has not established a valuation allowance.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

In December 1991, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 107 (SFAS 107), "Disclosures About Fair Value of Financial Instruments." SFAS 107 extends the existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. The following methods and assumptions were used to estimate the fair value of significant financial instruments:

CASH AND DUE FROM BANKS - The carrying amount is a reasonable estimate of fair value.

FEDERAL FUNDS SOLD - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

INVESTMENT SECURITIES - The fair values of marketable securities held to maturity are based on quoted market prices or dealer quotes. For securities available for sale, fair value equals the carrying amount which is the quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

LOANS - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.


                                  Page 40 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

DEPOSITS - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

SHORT TERM BORROWINGS - The carrying value of securities sold under agreements to repurchase is a reasonable estimate of fair value because these instruments typically have terms of one day.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The contractual amount is a reasonable estimate of fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis.

The carrying values and estimated fair values of the Company's financial instruments for the years ending December 31, 1996 and 1995 are as follows:


                                                December 31, 1996                December 31, 1995
                                         --------------------------------------------------------------------
                                           Carrying         Estimated         Carrying        Estimated
                                            Amount          Fair Value         Amount         Fair Value

FINANCIAL ASSETS:

   Cash and due from banks                 $  2,382,087    $  2,382,087    $  2,078,028    $  2,078,028
   Federal funds sold                           640,000         640,000       4,550,000       4,550,000
   Securities available-for-sale             10,187,941      10,187,941       4,964,894       4,964,894
   Securities held-to-maturity                6,810,399       6,821,855       5,007,879       5,024,493
   Loans                                     35,153,845      35,069,875      30,215,361      30,138,281
   Allowance for loan losses                   (638,688)       (638,688)       (617,457)       (617,457)


FINANCIAL LIABILITIES:

   Demand deposit, interest-bearing
     transaction, and savings accounts     $ 27,874,669    $ 27,874,669    $ 22,567,060    $ 22,567,060
   Time deposits                             22,190,529      22,258,682      18,072,547      18,096,464
   Short-term borrowings                           --              --           989,554         989,554


OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:

   Commitments to extend credit            $  2,081,417    $  2,081,417    $  1,799,770    $  1,799,770
   Standby letters of credit                    115,000         115,000         214,475         214,475



NOTE O - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.


                                     Page 41 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - REGULATORY MATTERS - CONTINUED

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier I and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier I capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain a capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 1996, the most recent notification from the Bank's primary regulator categorized the Bank as well- capitalized under the regulatory framework fro prompt-corrective action. There are no conditions or events that management believes has changed the Bank's category.

The following table summarizes the capital ratios of the Bank and the regulatory minimum requirements at December 31, 1996.

                                                  Tier I       Total     Tier 1
                                                 Risk-Based  Risk-Based Leverage

Actual ratios                                       15.60%      16.85%    10.92%

Regulatory minimum:
  For capital adequacy purposes                      4.00        8.00      4.00
  To be well capitalized under prompt corrective
    action provisions                                6.00       10.00      5.00

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies with less than $150,000,000 in consolidated assets.

NOTE P - COMMUNITYCORP (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Communitycorp (Parent Company Only).

                                 BALANCE SHEETS

                                                    December 31,
                                             1996            1995

ASSETS
  Cash                                    $     100,975   $      19,411
  Investment in banking subsidiary            6,235,603       5,540,648
  Organizational costs                           41,228          52,346
  Other assets                                    5,446           1,100
                                          -------------   -------------

        Total assets                      $   6,383,252   $   5,613,505
                                          =============   =============

SHAREHOLDERS' EQUITY                      $   6,383,252   $   5,613,505
                                          =============   =============


                                      Page 42 of 44 sequentially numbered pages.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - COMMUNITYCORP (PARENT COMPANY ONLY) - CONTINUED

                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
         AND FOR THE PERIOD SEPTEMBER 11, 1995 THROUGH DECEMBER 31, 1995


INCOME                                                   1996             1995
                                                      -------------   ----------
  Dividends from banking subsidiary                   $     175,000   $   75,000

EXPENSES
  Amortization of organizational costs                       11,118        3,243
  Other expenses                                                 25            -
                                                      -------------   ----------
                                                             11,143        3,243
INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY              163,857       71,757

Income tax benefit                                            4,346        1,100

Equity in undistributed earnings
  of banking subsidiary                                     650,516      155,997
                                                      -------------   ----------

NET INCOME                                            $     818,719   $  228,854
                                                      =============   ==========

                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
         AND FOR THE PERIOD SEPTEMBER 11, 1995 THROUGH DECEMBER 31, 1995



CASH FLOWS FROM OPERATING ACTIVITIES                      1996            1995
                                                      -------------   ---------
  Net income                                          $     818,719   $ 228,854
   Adjustments to reconcile net income to net
    cash provided by operating activities
     Amortization of organizational costs                    11,118       3,243
     Equity in undistributed earnings of
       banking subsidiary                                  (650,516)   (155,997)
     Increase in other assets                                (4,346)    (56,689)
                                                      -------------   ---------
            Net cash provided by operating activities       174,975      19,411
                                                      -------------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                       (75,000)          -
  Purchase of treasury stock                                (18,411)          -
                                                      -------------   ---------
            Net cash used by financing activities           (93,411)
                                                      -------------

INCREASE IN CASH                                             81,564      19,411

CASH, BEGINNING                                              19,411           -
                                                      -------------   ---------

CASH, ENDING                                          $     100,975   $  19,411
                                                      =============   =========




                                    Page 43 of 44 sequentially numbered pages.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITYCORP

By:______________________________                        Date: March 25, 1996
W. Roger Crook
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

------------------------------
W. Roger Crook, President, Director                    Date: March 25, 1996
(Chief Executive Officer)

-----------------------------
Gwendolyn P. Bunton, Vice President                    Date: March 25, 1996
(Chief Financial Officer)

-----------------------------                          Date: March 25, 1996
Peden B. McLeod, Director
& Chairman of the Board

-----------------------------                          Date: March 25, 1996
George W. Cone, Director
& Corporate Secretary

-----------------------------                          Date: March 25, 1996
E. Ray Carmichael, Director

-----------------------------                          Date: March 25, 1996
Opedalis Evans, Director

-----------------------------                          Date: March 25, 1996
J. Barnwell Fishburne, Director

-----------------------------                          Date: March 25, 1996
Harry L. Hill, Director

-----------------------------                          Date: March 25, 1996
Calvert W. Huffines, Director


-----------------------------                          Date: March 25, 1996
Robert E. Redfearn, Director

-----------------------------                          Date: March 25, 1996
Harold M. Robertson, Director









                                      Page 44 of 44 sequentially numbered pages.