Form 10-Q
period 1997-03-31
COMMUNITYCORP
filed 1997-05-12
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  (MARK ONE)                         FORM 10-Q

     X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

 _____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                           1100 N. JEFFERIES BOULEVARD
                              WALTERBORO, SC 29488
                         (Address of principal executive
                          offices, including zip code)

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

                                  YES X      NO
                                    ---         -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                 300,000 SHARES OF COMMON STOCK, $5.00 PAR VALUE

                                  PAGE 1 OF 12
                             EXHIBIT INDEX ON PAGE 2

                                  COMMUNITYCORP

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 1997 and
         December 31, 1996...........................................................3

         Condensed Consolidated Statements of Income - Three months ended
         March 31, 1997 and 1996.....................................................4

         Condensed Consolidated Statement of Shareholders' Equity - Three
         months ended March 31, 1997.................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996...............................................6

         Notes to Condensed Consolidated Financial Statements............... ........7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. ...........................................7-11

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders........................11

Item 6.  Exhibits and Reports on Form 8-K........................................11-12


         (a) Exhibits. ..........................................................11-12

         (b) Reports on Form 8-K. ......................................... .....11-12

                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                 MARCH 31, DECEMBER 31,
                                                                                               1997                  1996

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                                $         2,137,196   $         2,382,087
  Federal funds sold                                                                               3,940,000               640,000
                                                                                         -------------------   -------------------
                                                                                                   6,077,196             3,022,087

Time deposits with other banks                                                                        10,000                10,000

Securities available-for-sale                                                                     10,169,286            10,187,941

Securities held-to-maturity (estimated market value of $6,609,561 and
  $6,821,855 at March 31, 1997 and December 31, 1996, respectively)                                6,635,505             6,810,399

Loans receivable                                                                                  34,601,318            35,153,845
   Less allowance for loan losses                                                                   (663,505)             (638,688)
                                                                                         -------------------   -------------------
     Loans, net                                                                                   33,937,813            34,515,157

Accrued interest receivable                                                                          637,662               690,700
Premises, furniture & equipment, net                                                               1,322,868             1,262,024
Other assets                                                                                         305,560               280,190
                                                                                         -------------------   -------------------

    Total assets                                                                         $        59,095,890   $        56,778,498
                                                                                         ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
  Non-interest bearing                                                                   $         5,825,887   $         5,673,918
  Interest bearing                                                                                46,390,742            44,391,280
                                                                                         -------------------   -------------------
                                                                                                  52,216,629            50,065,198
Accrued interest and other liabilities                                                               437,380               330,048
                                                                                         -------------------   -------------------

    Total liabilities                                                                             52,654,009            50,395,246
                                                                                         -------------------   -------------------

SHAREHOLDERS' EQUITY:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued Common stock, $5 par value, 3,000,000 shares
  authorized, 300,000 shares issued and outstanding                                                1,500,000             1,500,000
Capital surplus                                                                                    1,731,708             1,731,708
Unrealized gain (loss) on securities available-for-sale, net of deferred taxes                       (44,452)               38,800
Retained earnings                                                                                  3,273,036             3,131,155
Treasury stock (1,083 shares in 1997 and 1996)                                                       (18,411)              (18,411)
                                                                                         -------------------   -------------------

    Total shareholders' equity                                                                     6,441,881             6,383,252
                                                                                         -------------------   -------------------

    Total liabilities and shareholders' equity                                           $        59,095,890   $        56,778,498
                                                                                         ===================   ===================



            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended
                                                               March 31,
                                                          1997              1996
                                                    ----------        ----------
Interest income:
   Loans, including fees                            $  834,566        $  738,402
   Securities                                          255,917           157,865
   Other interest income                                34,701            60,114
                                                    ----------        ----------
      Total                                          1,125,184           956,381
                                                    ----------        ----------

Interest expense:
   Deposit accounts                                    516,224           437,306
   Other interest expense                                                 10,522
                                                    ----------        ----------
                                                       516,224           447,828
                                                    ----------        ----------

Net interest income                                    608,960           508,553

Provision for loan losses                               30,000            30,000
                                                    ----------        ----------
Net interest income after
   provision for loan losses                           578,960           478,553
                                                    ----------        ----------

Other operating income:
   Service charges                                      57,148            47,447
   Other income                                          6,934             6,507
                                                    ----------        ----------
      Total                                             64,082            53,954
                                                    ----------        ----------

Other operating expenses:
  Salaries and benefits                                140,564           117,075
  Net occupancy expense                                 18,701            17,207
  Equipment expense                                     42,029            24,629
  Other operating expenses                             103,867            90,669
                                                    ----------        ----------
      Total                                            305,161           249,580
                                                    ----------        ----------

Income before taxes                                    337,881           282,927

Income tax provision                                   112,000           100,500
                                                    ----------        ----------

Net income                                          $  225,881        $  182,427
                                                    ==========        ==========

Earnings per share:

   Weighted average common
      shares outstanding                            $  299,420        $  300,000
                                                    ==========        ==========

Net income per common share                         $      .75        $      .61
                                                    ==========        ==========






            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)



                                                                    Unrealized
                                                                    Gain (Loss) on
                                                                    Securities                                Total
                               Common Stock         Capital           Available     Retained    Treasury     Shareholders'
                            Shares         Amount   Surplus        for Sale, net    Earnings     Stock        Equity

Balance,
  December 31, 1996            300,000  $  1,500,000  $  1,731,708  $     38,800 $   3,131,155 $    (18,411) $  6,383,252

Cash dividends declared
  - $.28 per share                                                                     (84,000)                   (84,000)

Change in fair value
  during for the period                                                  (83,252)                                 (83,252)

Net income
 for the period                                                                        225,881                    225,881
                          ------------  ------------  ------------  ------------ ------------- ------------  ------------

Balance,
  March 31, 1997               300,000  $  1,500,000  $  1,731,708  $    (44,452)$   3,273,036 $    (18,411) $  6,441,881
                          ============  ============  ============  ============ ============= ============  ============





            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Three Months Ended
                                                                         March 31,
                                                               1997           1996
                                                        -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $   225,881    $   182,427
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                            40,100         20,850
     Provision for possible loan losses                      30,000         30,000
     Amortization less accretion on investments               2,912          4,949
     Amortization of deferred loan costs                     15,235         12,227
     (Increase) decrease in interest receivable
       and other assets                                      71,527        (28,263)
     Increase (decrease) in interest payable
       and other liabilities                                107,331       (188,874)
                                                        -----------    -----------
         Net cash provided by operating
           activities                                       492,986         33,316
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans to customers            532,109       (429,857)
   Purchases of securities available-for-sale              (128,525)    (1,561,536)
   Maturities of securities available-for-sale               20,246        705,480
   Purchases of securities held-to-maturity                    --       (1,892,119)
   Maturities of securities held-to-maturity                171,806        608,447
   Purchases of premises and equipment                     (100,944)       (12,284)
                                                        -----------    -----------
     Net cash provided (used) by investing activities       494,692     (2,581,869)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                      2,151,431      2,963,661
   Decrease in short-term borrowings                           --         (396,061)
   Dividends paid                                           (84,000)       (75,000)
                                                        -----------    -----------
       Net cash provided by financing activities          2,067,431      2,492,600
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        3,055,109        (55,953)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,022,087      6,628,028
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 6,077,196    $ 6,572,075
                                                        ===========    ===========

 Cash paid during the period for:
   Income taxes                                         $      --      $   288,629
   Interest                                             $   540,781    $   452,836






            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 1996 and for the interim periods ended March 31, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1996 Annual Report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of March 31, 1997 compared to December 31, 1996, and the results of operations for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months and quarter ended March 31, 1997, net interest income increased $100,407 or 19.74% over the same period in 1996. The net interest margin realized on earning assets increased slightly from 4.42% for the three months ended March 31, 1996 to 4.45% for the same period in 1997. The interest rate spread also increased by 15 basis points from 3.56% at March 31, 1996 to 3.71% at March 31, 1997.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 1997, the provision charged to expense was $30,000. This was the same amount for the comparable period in 1996. Based on present information, management believes the allowance for loan losses is adequate at March 31, 1997 to meet presently known and inherent risks in the loan portfolio.

NON-INTEREST INCOME

Non-interest income during the three months ended March 31, 1997 was $64,082, an increase of $10,128 or 18.77% from the comparable period in 1996. The increase is primarily a result of an increase in service charges from $47,447 at March 31, 1996 to $57,148 at March 31, 1997. Overdraft and NSF fees increased by $5,378 to $38,502 at March 31, 1997. This change is a result of the increase in deposit accounts over the two periods and an increase in the NSF fee from $15 to $17 in July, 1996. Deposits at March 31, 1996 were $43,603,268 compared to $52,216,629 at March 31, 1997.

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

NON-INTEREST EXPENSE

Total non-interest expense for the three months and quarter ended March 31, 1997 was $305,159 or 22.27% higher than the three months and quarter ended March 31, 1996. Salaries and employee benefits increased from $117,075 at March 31, 1996 to $140,564 for the three months ended March 31, 1997. This increase is due to the addition of two full time employees, including a loan officer, and pay raises. Equipment expense for the three months and quarter ended March 31, 1997 was $42,029 compared to $24,629 for the same period in 1996. This increase is due to depreciation on the computer system which was installed in January, 1997.

INCOME TAXES

The income tax provision for the three months and quarter ended March 31, 1997 was $112,000 as compared to $100,500 for the same period in 1996. The effective tax rates were 33.15% and 35.52% at March 31, 1997 and 1996, respectively.

NET INCOME

The combination of the above factors resulted in net income for the three months and quarter ended March 31, 1997 of $225,881 as compared to $182,427 for the same period in 1996. This represents an increase of $43,454 or 23.82% over the same period in 1996.

ASSETS AND LIABILITIES

During the first three months of 1997, total assets increased $8,787,016 or 17.47% when compared to March 31, 1996. The primary source of growth in assets was in investment securities with an increase of $4,735,509 or 39.24% over the comparable period in 1996 and in loans receivable with an increase of $3,952,279 or 13.18% over the comparable period in 1996. Total deposits increased $8,613,361 over the 1996 amount of $43,603,268. Within the deposit area, regular savings increased $4,313,800 or 74.01% over the same period in 1996.

LOANS

The demand for loans leveled off in the Walterboro marketplace during the first three months of 1997. Net loans decreased $577,344 or 1.67% during the period. Balances within the major loans receivable categories as of March 31, 1997 and December 31, 1996 are as follows:
                                          March 31,      December 31,
                                              1997          1996

Commercial and industrial                $23,026,477   $24,135,094
Real estate                                4,574,499     4,564,843
Consumer                                   6,245,590     5,791,518
Agricultural                                 270,252       255,994
Other, net                                   484,500       406,396
                                         -----------   -----------
                                         $34,601,318   $35,153,845
                                         ===========   ===========

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:


                                                                      March 31,
                                                                1997               1996
-------------------------------------------------------------------------------------------------------

Loans:
   Nonaccrual loans                                        $    477,247     $    242,735

   Accruing loans more than 90 days past due               $       --       $       --

Loans identified by the internal review mechanism:

   Criticized                                              $    110,757     $       --

   Classified                                              $    729,188     $    663,429

Activity in the Allowance for Loan Losses is as follows:

                                                                               March 31,
                                                                   1997             1996
                                                           ------------     ------------

Balance, January 1,                                        $    638,688     $    617,457
Provision for loan losses for the period                         30,000           30,000
Net loans (charged off) recovered for the period                 (5,183)          (4,248)
                                                           ------------     ------------

Balance, end of period                                     $    663,505     $    643,209
                                                           ============     ============

Gross loans outstanding, end of period                     $ 34,601,318     $ 30,628,743

Allowance for Loan Losses to
  loans outstanding                                                1.92%            2.10%

DEPOSITS

Total deposits increased $2,151,431 or 4.30% from December 31, 1996. Expressed in percentages, non-interest bearing deposits increased 2.68% and interest bearing deposits increased 4.50%.

Balances within the major deposit categories as of March 31, 1997 and December 31, 1996 are as follows:

                                          March 31,                December 31,
                                              1997                      1996

Non-interest bearing demand deposits     $          5,825,887     $          5,673,918
Interest bearing demand deposits                    6,828,568                6,886,479
Savings deposits                                   16,294,325               15,314,272
Certificates of deposit                            23,267,849               22,190,529
                                         --------------------     --------------------

                                         $         52,216,629     $         50,065,198
                                         ====================     ====================

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio which was at 64.99% at March 31, 1997 and 68.94% at December 31, 1996.

Securities available-for-sale which totaled $10,169,296 at March 31, 1997, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 1997, unused lines of credit totaled $2,500,000.

CAPITAL RESOURCES

Total shareholders' equity increased $58,629 to $6,441,881 at March 31, 1997. The increase is primarily attributable to earnings for the period of $225,881 less dividends paid of $84,000. A negative change of $83,252 in the fair value of securities available-for-sale resulted in a decrease.

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

The following table summarizes the Company's risk-based capital at March 31, 1997:


Shareholders' equity                                              $  6,486,333
Less: intangibles                                                      (40,106)
                                                                  ------------
Tier I capital                                                       6,446,227

Plus: allowance for loan losses (1)                                    499,936
                                                                  ------------
Total capital                                                     $  6,946,163
                                                                  ============

Risk-weighted assets                                              $ 40,034,985
                                                                  ============

Risk based capital ratios
     Tier I                                                              16.10%
     Total capital                                                       17.35%
     Leverage ratio                                                      10.91%

(1) limited to 1.25% of risk-weighted assets

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

The Company has entered into an agreement with a construction company to build a branch in Ravenel, South Carolina. During the quarter ended March 31, 1997, the Company incurred costs of approximately $31,000 with an estimated cost to complete of $630,000.

REGULATORY MATTERS

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 1997, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing three directors for three-year terms, and (b) ratifying the appointment of Tourville, Simpson & Henderson, certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1997.

The nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company with 197,720 shareholders voting for the nominees out of a total 300,000 outstanding shareholders. There were no abstentions or no votes. Tourville, Simpson & Henderson also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 300,000 outstanding shareholders of the Company, 197,720 shareholders voted for their selection as independent auditors. There were no abstentions or no votes.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits - None

       (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997

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



                             COMMUNITYCORP




                             By:
                                    W. Roger Crook
                                    President & Chief Executive Officer




Date: May 2, 1997            By:
                                    Gwen P. Bunton
                                    Chief Financial Officer