Form 10-Q
period 1997-06-30
COMMUNITYCORP
filed 1997-08-11
CIK 1020347

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                   FORM 10-Q

        X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----   OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                 YES X      NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                 300,000 SHARES OF COMMON STOCK, $5.00 PAR VALUE

                                  PAGE 1 OF 14
                             EXHIBIT INDEX ON PAGE 2

                                  COMMUNITYCORP
                                      INDEX

                                                                                       Page No.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 1997 and
         December 31, 1996............................................                        3

         Condensed Consolidated Statements of Income - Six months ended June 30,
         1997 and 1996 and Three months ended June 30, 1997
         and 1996.....................................................                        4

         Condensed Consolidated Statement of Shareholders' Equity - Six
         months ended June 30, 1997...................................                        5

         Condensed Consolidated Statements of Cash Flows - Six months
         ended June 30, 1997 and 1996.................................                        6

         Notes to Condensed Consolidated Financial Statements.........                        7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................                     7-12

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders......                           13

Item 6.  Exhibits and Reports on Form 8-K.........................                           13


         (a) Exhibits.............................................                           13

         (b) Reports on Form 8-K..................................                           13




                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          JUNE 30,    DECEMBER 31,
                                                            1997           1996
                                                     --------------    --------

ASSETS:
CASH AND CASH EQUIVALENTS:
  CASH AND DUE FROM BANKS                             $  2,203,452    $  2,382,087
  FEDERAL FUNDS SOLD & REPURCHASE AGREEMENTS             3,690,000         640,000
                                                      ------------    ------------
                                                         5,893,452       3,022,087

TIME DEPOSITS WITH OTHER BANKS                              10,000          10,000

SECURITIES AVAILABLE-FOR-SALE                           10,306,235      10,187,941

SECURITIES HELD-TO-MATURITY (ESTIMATED MARKET VALUE
  OF $6,078,211 AND $6,821,855 AT JUNE 30, 1997
  AND DECEMBER 31, 1996, RESPECTIVELY)                   6,109,383       6,810,399

LOANS RECEIVABLE                                        35,983,107      35,153,845
   LESS ALLOWANCE FOR LOAN LOSSES                         (696,240)       (638,688)
                                                      ------------    ------------
     LOANS, NET                                         35,286,867      34,515,157

ACCRUED INTEREST RECEIVABLE                                702,390         690,700
PREMISES, FURNITURE & EQUIPMENT, NET                     1,448,365       1,262,024
OTHER ASSETS                                               264,159         280,190
                                                      ------------    ------------
    TOTAL ASSETS                                      $ 60,020,851    $ 56,778,498
                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
DEPOSITS:
  NON-INTEREST BEARING                                $  5,805,790    $  5,673,918
  INTEREST BEARING                                      46,424,401      44,391,280
                                                      ------------    ------------
                                                        52,230,191      50,065,198
OTHER BORROWINGS                                           740,000
ACCRUED INTEREST AND OTHER LIABILITIES                     344,172         330,048
                                                      ------------    ------------

    TOTAL LIABILITIES                                   53,314,363      50,395,246
                                                      ------------    ------------

SHAREHOLDERS' EQUITY:

PREFERRED STOCK, $5 PAR VALUE, 3,000,000 SHARES
  AUTHORIZED AND UNISSUED
COMMON STOCK, $5 PAR VALUE, 3,000,000 SHARES
  AUTHORIZED, 300,000 SHARES ISSUED
  AND OUTSTANDING                                        1,500,000       1,500,000
CAPITAL SURPLUS                                          1,731,708       1,731,708
UNREALIZED GAIN (LOSS) ON SECURITIES
  AVAILABLE-FOR-SALE, NET OF DEFERRED TAXES                (13,496)         38,800
RETAINED EARNINGS                                        3,516,687       3,131,155
TREASURY STOCK (1,583 SHARES IN 1997 AND 1,083
  SHARES IN 1996)                                          (28,411)        (18,411)
                                                      ------------    ------------

    TOTAL SHAREHOLDERS' EQUITY                           6,706,488       6,383,252
                                                      ------------    ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 60,020,851    $ 56,778,498
                                                      ============    ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  COMMUNITYCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                             SIX MONTHS ENDED            THREE MONTHS ENDED
                                    JUNE 30,                   JUNE 30,
                           -----------------------         ----------------
                             1997             1996         1997           1996
                          -----------   ------------    ------------    --------



INTEREST INCOME:
   LOANS, INCLUDING FEES     $1,688,116   $1,479,293   $  853,550   $  740,891
   SECURITIES                   509,386      361,921      253,469      204,056
   OTHER INTEREST INCOME         88,995      128,080       54,294       67,966
                             ----------   ----------   ----------   ----------
      TOTAL                   2,286,497    1,969,294    1,161,313    1,012,913
                             ----------   ----------   ----------   ----------

INTEREST EXPENSE:
   DEPOSIT ACCOUNTS           1,035,651      910,241      519,427      472,935
   OTHER INTEREST
    EXPENSE                       2,856       12,601        2,856        2,079
                             ----------   ----------   ----------   ----------
                              1,038,507      922,842      522,283      475,014
                             ----------   ----------   ----------   ----------

NET INTEREST INCOME           1,247,990    1,046,452      639,030      537,899

PROVISION FOR LOAN
  LOSSES                         65,000       60,000       35,000       30,000
                             ----------   ----------   ----------   ----------
NET INTEREST INCOME
  AFTER PROVISION FOR
  LOAN LOSSES                 1,182,990      986,452      604,030      507,899
                             ----------   ----------   ----------   ----------

OTHER OPERATING INCOME:
   SERVICE CHARGES              117,003       98,262       59,855       50,815
   OTHER INCOME                  11,777        8,577        4,842        2,070
                             ----------   ----------   ----------   ----------
      TOTAL                     128,780      106,839       64,697       52,885
                             ----------   ----------   ----------   ----------

OTHER OPERATING EXPENSES:
  SALARIES AND BENEFITS         269,013      238,812      128,449      121,737
  NET OCCUPANCY EXPENSE          37,538       34,387       18,837       47,380
  EQUIPMENT EXPENSE              84,847       56,522       42,818        1,693
  OTHER OPERATING
    EXPENSES                    213,644      185,831      109,777       95,163
                             ----------   ----------   ----------   ----------
      TOTAL                     605,042      515,552      299,881      265,973
                             ----------   ----------   ----------   ----------

INCOME BEFORE TAXES             706,728      577,739      368,846      294,811

INCOME TAX PROVISION            237,500      204,200      125,500      103,700
                             ----------   ----------   ----------   ----------

NET INCOME                   $  469,228   $  373,539   $  243,346   $  191,111
                             ==========   ==========   ==========   ==========

EARNINGS PER SHARE:

   WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING     $  298,878   $  299,929   $  298,850   $  299,857
                             ==========   ==========   ==========   ==========


NET INCOME PER COMMON
  SHARE                      $     1.57   $     1.25   $      .81   $      .64
                             ==========   ==========   ==========   ==========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  COMMUNITYCORP
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)




                                                                     Unrealized
                                                               Gain (Loss) on
                                                                     Securities                                   Total
                                        Common Stock    Capital       Available      Retained     Treasury   Shareholders
                              Shares         Amount     Surplus     for Sale, net    Earnings       Stock         Equity


Balance,
  December 31, 1996            300,000  $  1,500,000  $  1,731,708  $     38,800 $   3,131,155 $    (18,411) $ 6,383,252

Cash dividends declared
  - $.28 per share                                                                     (83,696)                  (83,696)

Change in fair value
  during for the period                                                  (52,296)                                (52,296)

Purchase of Treasury
  Stock                                                                                             (10,000)     (10,000)

Net income
 for the period                                                                        469,228                   469,228
                          ------------  ------------  ------------  ------------ ------------- ------------  ------------

Balance,
  June 30, 1997                300,000  $  1,500,000  $  1,731,708  $    (13,496)3,516,687   $ (28,411)$6,706,488
                          ============  ============  ============  ============ =========   ========= ==========









            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  COMMUNITYCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                      1997               1996
                                                    -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                       $   469,228    $   373,539
     ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                        81,400         41,950
     PROVISION FOR POSSIBLE LOAN LOSSES                  65,000         60,000
     AMORTIZATION LESS ACCRETION ON INVESTMENTS           4,558          9,139
     AMORTIZATION OF DEFERRED LOAN COSTS                 20,659         17,428
     (INCREASE) DECREASE IN INTEREST RECEIVABLE
       AND OTHER ASSETS                                  31,905       (126,237)
     INCREASE (DECREASE) IN INTEREST PAYABLE
       AND OTHER LIABILITIES                             14,124       (262,481)
                                                    -----------    -----------
         NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                   686,874        113,338
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   NET INCREASE IN LOANS TO CUSTOMERS                  (857,369)      (361,325)
   PURCHASES OF SECURITIES AVAILABLE-FOR-SALE          (626,275)    (5,549,273)
   MATURITIES OF SECURITIES AVAILABLE-FOR-SALE          428,925      1,289,880
   SALES OF SECURITIES AVAILABLE-FOR-SALE                              100,125
   PURCHASES OF SECURITIES HELD-TO-MATURITY                         (2,589,017)
   MATURITIES OF SECURITIES HELD-TO-MATURITY            695,654        648,560
   PURCHASES OF PREMISES AND EQUIPMENT                 (274,054)       (17,827)
   DISPOSAL OF PREMISES AND EQUIPMENT                     6,313
                                                   -----------      ------------
         NET CASH USED
           BY INVESTING ACTIVITIES                     (626,806)    (6,478,877)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE IN DEPOSITS ACCOUNTS                  2,164,993      6,934,045
   INCREASE (DECREASE) IN SHORT-TERM BORROWINGS         740,000       (989,554)
   PURCHASE OF TREASURY STOCK                           (10,000)       (18,411)
   DIVIDENDS PAID                                       (83,696)       (75,000)
                                                    -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES      2,811,297      5,851,080
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    2,871,365       (514,459)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        3,022,087      6,628,028
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 5,893,452    $ 6,113,569
                                                    ===========    ===========

 CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES                                     $   174,000    $   413,129
   INTEREST                                         $ 1,018,158    $   925,353






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 1997 and for the interim periods ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1996 Annual Report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of June 30, 1997 compared to December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the six months ended June 30, 1997, net interest income increased $201,538 or 19.3% over the same period in 1996. The net interest margin realized on earning assets increased slightly from 4.38% for the six months ended June 30, 1996 to 4.49% for the same period in 1997. Yields on earning assets increased slightly as a result of growth in investments while the increase in certificates of deposit resulted in higher yields on interest bearing liabilities. The interest rate spread also increased by 18 basis points from 3.57% at June 30, 1996 to 3.75% at June 30, 1997.

Net interest income increased from $537,899 for the quarter ending June 30, 1996 to $639,030 for the quarter ending June 30, 1997. This represents an increase of $101,131 or 18.8%. The net interest margin realized on earning assets increased from 4.34% for the quarter ended June 30, 1996 to 4.52% for the quarter ended June 30, 1997. The interest rate spread also increased by 21 basis points from 3.57% at June 30, 1996 to 3.78% at June 30, 1997.

                                                       COMMUNITYCORP

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 1997, the provision charged to expense was $65,000. The increase of $5,000 from the comparable period in 1996 is a result of management's efforts to match the growth in the loan portfolio. For the quarter ended June 30, 1997 and 1996, the provision charged to expense was $35,000 and 30,000, respectively. Based on present information, management believes the allowance for loan losses is adequate at June 30, 1997 to meet presently known and inherent risks in the loan portfolio.

NON-INTEREST INCOME

Non-interest income during the six months ended June 30, 1997 was $128,780, an increase of $21,941 or 20.5% from the comparable period in 1996. The increase is primarily a result of an increase in service charges from $98,262 at June 30, 1996 to $117,003 at June 30, 1997. Overdraft and NSF fees increased by $14,006 to $80,991 at June 30, 1997. This change is a result of the increase in deposit accounts over the two periods. Deposits at June 30, 1996 were $47,573,652 compared to $52,230,191 at June 30, 1997.

For the quarter ended June 30, 1997, non-interest income increased $11,812 or 22.3% over the same period in 1996. This increase is primarily due to service charges which increased $9,040 or 17.8% from the quarter ended June 30, 1996 to the quarter ended June 30, 1997.

NON-INTEREST EXPENSE

Total non-interest expense for the six months ended June 30, 1997 was $605,042 or 17.4% higher than the six months ended June 30, 1996. Salaries and employee benefits increased from $238,812 at June 30, 1996 to $269,013 for the six months ended June 30, 1997. This increase is due to the addition of one full time employee, pay raises and additional part-time help to assist in various areas of the Company.

For the quarter ended June 30, 1997, non-interest expense increased $33,908 or 12.7% over the same period in 1996. The largest increase between the quarter ended June 30, 1997 and the quarter ended June 30, 1996 was in other operating expenses which increased $14,614 or 15.4%.

INCOME TAXES

The income tax provision for the six months ended June 30, 1997 was $237,500 as compared to $204,200 for the same period in 1996. The effective tax rates were 33.60% and 35.34% at June 30, 1997 and 1996, respectively. The effective tax rates were 34.02% and 35.17% for the quarter ended June 30, 1997 and June 30, 1996, respectively.

                                  COMMUNITYCORP

NET INCOME

The combination of the above factors resulted in net income for the six months ended June 30, 1997 of $469,228 as compared to $373,539 for the same period in 1996. This represents an increase of $95,689 or 25.62% over the same period in 1996. For the quarter ended June 30, 1997, net income was $243,346 as compared to $191,111 for the quarter ended June 30, 1996. This represents an increase of $52,235 or 27.33% from the quarter ending June 30, 1997 as compared to the quarter ending June 30, 1996.

ASSETS AND LIABILITIES

During the first six months of 1997, total assets increased $3,242,353 or 5.7% when compared to December 31, 1996. The primary source of growth in assets was in federal funds sold and repurchase agreements with an increase of $3,050,000 during the first six months of 1997. Total deposits increased $2,164,993 or 4.32% from the December 31, 1996 amount of $50,065,198. Within the deposit area, certificates of deposit increased $876,789 or 3.95% during the first six months of 1997.

INVESTMENT SECURITIES

Investment securities decreased from $16,998,340 at December 31, 1996 to $16,415,618 at June 30, 1997. Securities held-to-maturity decreased $701,016 or 10.29% from December 31, 1996 to June 30, 1997.

LOANS

The demand for loans increased slightly in the Walterboro marketplace during the first six months of 1997. Net loans increased $771,710 or 2.24% during the period. Balances within the major loans receivable categories as of June 30, 1997 and December 31, 1996 are as follows:

                             June 30,      December 31,
                              1997            1996

Commercial and industrial   $24,480,430   $24,135,094
Real estate                   4,386,557     4,564,843
Consumer                      6,418,794     5,791,518
Agricultural                    334,227       255,994
Other, net                      363,099       406,396
                            -----------   -----------
                            $35,983,107   $35,153,845
                            ===========   ===========

                                  COMMUNITYCORP

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                         June 30,
                                                    --------------------
                                                    1997          1996
                                                   ------------  ---------
Loans:  Nonaccrual loans                             $613,875   $214,047

   Accruing loans more than 90
     days past due                                   $   --     $   --

Loans identified by the internal review mechanism:

   Criticized                                        $210,007   $   --

   Classified                                        $626,810   $565,559

Activity in the Allowance for Loan Losses is as follows:

                                                      June 30,
                                           ------------------------------
                                              1997             1996
                                           ------------     ------------
Balance, January 1,                        $    638,688     $    617,457
Provision for loan losses for the period         65,000           60,000
Net loans (charged off) recovered for
  the period                                     (7,448)         (51,166)
                                           ------------     ------------

Balance, end of period                     $    696,240     $    626,291
                                           ============     ============

Gross loans outstanding, end of period     $ 35,983,107     $ 30,508,092

Allowance for Loan Losses to
  loans outstanding                                1.93%            2.05%

DEPOSITS

At June 30, 1997, total deposits increased by $2,164,993 or 4.32% from December 31, 1996. Expressed in percentages, non-interest bearing deposits increased 2.32% and interest bearing deposits increased 4.58%.

Balances within the major deposit categories as of June 30, 1997 and December 31, 1996 are as follows:

                                             June 30            December 31,
                                               1997                   1996
                                            ----------           ---------

Non-interest bearing demand deposits       $   5,805,790     $    5,673,918
Interest bearing demand deposits               7,195,460          6,886,479
Savings deposits                              16,161,623         15,314,272
Certificates of deposit                       23,067,318         22,190,529
                                           -------------     --------------

                                           $  52,230,191     $   50,065,198
                                           =============     ==============

                                  COMMUNITYCORP

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 66.6% at June 30, 1997 and 68.94% at December 31, 1996.

Securities available-for-sale which totaled $10,306,235 at June 30, 1997, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 1997, unused lines of credit totaled $2,500,000.

CAPITAL RESOURCES

Total shareholders' equity increased from $6,383,252 at December 31, 1996 to $6,706,488 at June 30, 1997. The increase of $323,236 is primarily attributable to earnings for the period of $469,228 with dividends paid out of $83,696. A negative change of $52,296 in the fair value of securities available-for-sale and the purchase of treasury stock of $10,000 resulted in decreases to total equity.

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

The following table summarizes the Company's risk-based capital at June 30, 1997:

Shareholders' equity                             $ 6,719,984
Less: intangibles                                    (35,670)
                                                 -----------
Tier I capital                                     6,684,314

Plus: allowance for loan losses (1)                  524,257
                                                 -----------
Total capital                                    $ 7,208,571
                                                 ===========

Risk-weighted assets                             $41,940,582
                                                 ===========

                                  COMMUNITYCORP

CAPITAL RESOURCES -- continued

Risk based capital ratios
     Tier I                           15.94%
     Total capital                    17.19%
     Leverage ratio                   11.14%

(1) limited to 1.25% of risk-weighted assets

The Company is in the process of building a branch in Ravenel, South Carolina. During the quarter ended June 30, 1997, the Company incurred costs of approximately $123,747 with an estimated cost to complete of $630,000. The branch is scheduled to be completed during the third quarter of 1997.

REGULATORY MATTERS

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

                                  COMMUNITYCORP

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 1997, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing three directors for three-year terms, and (b) ratifying the appointment of Tourville, Simpson & Henderson, certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1997.

The nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company with 197,720 shareholders voting for the nominees out of a total 300,000 outstanding shareholders. There were no abstentions or negative votes. Tourville, Simpson & Henderson also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 300,000 outstanding shareholders of the Company, 197,720 shareholders voted for their selection as independent auditors. There were no abstentions or negative votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits - None

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997

Items 1, 2, 3 and 5 are not applicable.

                                  COMMUNITYCORP

                           PART II - OTHER INFORMATION



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMMUNITYCORP




                                      By:    ___________________________________
                                             W. Roger Crook
                                             President & Chief Executive Officer




Date: August 4, 1997                 By:     ___________________________________
                                             Gwen P. Bunton
                                             Chief Financial Officer