Form 10-Q
period 1997-09-30
COMMUNITYCORP
filed 1997-11-12
CIK 1020347

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                   FORM 10-Q

        X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -----
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                      YES   X      NO
                          ----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                 300,000 SHARES OF COMMON STOCK, $5.00 PAR VALUE

                                  PAGE 1 OF 14
                             EXHIBIT INDEX ON PAGE 2

                                  COMMUNITYCORP
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                        Page No.
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 1997 and
         December 31, 1996............................................                     3

         Condensed Consolidated Statements of Income - Nine months ended
         September 30, 1997 and 1996 and Three months ended September
         30, 1997 and 1996............................................                     4

         Condensed Consolidated Statement of Shareholders' Equity - Nine
         months ended September 30, 1997..............................                     5

         Condensed Consolidated Statements of Cash Flows - Nine months
         ended September 30, 1997 and 1996............................                     6

         Notes to Condensed Consolidated Financial Statements.........                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. ...............................                  8-14

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.........................                        14


         (a) Exhibits. ...........................................                        14

         (b) Reports on Form 8-K. ................................                        14


                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                               SEPT. 30,              DEC. 31,
                                                                                                  1997                  1996
                                                                                         -------------------   -------------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                                $         2,607,117   $         2,382,087
  Federal funds sold and repurchase agreements                                                     2,920,000               640,000
                                                                                         -------------------   -------------------
                                                                                                   5,527,117             3,022,087

Time deposits with other banks                                                                        10,000                10,000

Securities available-for-sale                                                                      9,590,285            10,187,941

Securities held-to-maturity (estimated market value
  of $6,372,248 and $6,821,855 at September 30, 1997
  and December 31, 1996, respectively)                                                             6,353,160             6,810,399

Loans receivable                                                                                  38,233,197            35,153,845
   Less allowance for loan losses                                                                   (731,897)             (638,688)
                                                                                         -------------------   -------------------
     Loans, net                                                                                   37,501,300            34,515,157

Accrued interest receivable                                                                          658,847               690,700
Premises, furniture & equipment, net                                                               1,859,354             1,262,024
Other assets                                                                                         268,262               280,190
                                                                                         -------------------   -------------------
    Total assets                                                                         $        61,768,325   $        56,778,498
                                                                                         ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
  Non-interest bearing                                                                   $         6,690,163   $         5,673,918
  Interest bearing                                                                                47,064,520            44,391,280
                                                                                         -------------------   -------------------
                                                                                                  53,754,683            50,065,198
Short-term borrowings                                                                                610,000
Accrued interest and other liabilities                                                               405,755               330,048
                                                                                         -------------------   -------------------

    Total liabilities                                                                             54,770,438            50,395,246
                                                                                         -------------------   -------------------

Shareholders' Equity:

Preferred stock, $5 par value, 3,000,000 shares
  authorized and unissued
Common stock, $5 par value, 3,000,000 shares
  authorized, 300,000 shares issued
  and outstanding                                                                                  1,500,000             1,500,000
Capital surplus                                                                                    1,731,708             1,731,708
Unrealized gain (loss) on securities
  available-for-sale, net of deferred taxes                                                           21,775                38,800
Retained earnings                                                                                  3,772,815             3,131,155
Treasury stock                                                                                       (28,411)              (18,411)
                                                                                         -------------------   -------------------

    Total shareholders' equity                                                                     6,997,887             6,383,252
                                                                                         -------------------   -------------------

    Total liabilities and shareholders' equity                                           $        61,768,325   $        56,778,498
                                                                                         ===================   ===================


            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                         Nine Months Ended                            Three Months Ended
                                                           September 30,                                 September 30,
                                              ----------------------------------------    ----------------------------------------
                                                       1997                  1996                 1997                  1996
                                              ------------------    ------------------    ------------------    ------------------
Interest income:
   Loans, including fees                      $        2,597,864    $        2,237,317    $          909,748    $          758,024
   Securities                                            754,508               614,488               245,122               252,567
   Other interest income                                 165,710               188,231                76,715                60,151
                                              ------------------    ------------------    ------------------    ------------------
      Total                                            3,518,082             3,040,036             1,231,585             1,070,742
                                              ------------------    ------------------    ------------------    ------------------

Interest expense:
   Deposit accounts                                    1,572,524             1,415,576               537,069               505,335
   Other interest
    expense                                               12,415                12,641                 9,363                    40
                                              ------------------    ------------------    ------------------    ------------------
                                                       1,584,939             1,428,217               546,432               505,375
                                              ------------------    ------------------    ------------------    ------------------

Net interest income                                    1,933,143             1,611,819               685,153               565,367

Provision for loan
  losses                                                 105,000                90,000                40,000                30,000
                                              ------------------    ------------------    ------------------    ------------------
Net interest income
  after provision for
  loan losses                                          1,828,143             1,521,819               645,153               535,367
                                              ------------------    ------------------    ------------------    ------------------

Other operating income:
   Service charges                                       174,208               148,194                57,205                49,932
   Other income                                           14,970                15,544                 3,193                 6,967
                                              ------------------    ------------------    ------------------    ------------------
      Total                                              189,178               163,738                60,398                56,899
                                              ------------------    ------------------    ------------------    ------------------

Other operating expenses:
  Salaries and benefits                                  414,944               365,875               145,931               127,063
  Net occupancy expense                                   60,002                52,907                22,464                18,520
  Equipment expense                                      132,605                88,199                47,758                31,677
  Other operating
    expenses                                             319,914               288,279               106,270               102,448
                                              ------------------    ------------------    ------------------    ------------------
      Total                                              927,465               795,260               322,423               279,708
                                              ------------------    ------------------    ------------------    ------------------

Income before taxes                                    1,089,856               890,297               383,128               312,558

Income tax provision                                     364,500               304,700               127,000               100,500
                                              ------------------    ------------------    ------------------    ------------------
Net income                                    $          725,356    $          585,597    $          256,128    $          212,058
                                              ==================    ==================    ==================    ==================

Earnings per share:

   Weighted average common
      shares outstanding                                 298,723               299,589               298,648               298,917
                                              ==================    ==================    ==================    ==================


Net income per common
  share                                       $             2.43    $             1.95    $              .86    $              .71
                                              ==================    ==================    ==================    ==================


            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  for the nine months ended September 30, 1997
                                   (UNAUDITED)





                                                                     Unrealized
                                                                  Gain (Loss) on
                                                                     Securities                                 Total
                                        Common Stock              Capital Available    Retained   Treasury   Shareholders
                              Shares         Amount     Surplus     for Sale, net      Earnings    Stock       Equity

Balance,
  December 31, 1996            300,000  $  1,500,000  $  1,731,708  $     38,800 $   3,131,155 $    (18,411)  $6,383,252

Cash dividends declared
  - $.28 per share                                                                     (83,696)                  (83,696)

Change in fair value
  during for the period                                                  (17,025)                                (17,025)

Purchase of Treasury
  Stock                                                                                             (10,000)     (10,000)

Net income
  for the period                                                                       725,356                    725,356
                          ------------  ------------  ------------  ------------ ------------- ------------  ------------

Balance,
  September 30, 1997           300,000  $  1,500,000  $  1,731,708  $     21,775 $   3,772,815 $    (28,411)   $6,997,887
                          ============  ============  ============  ============ ============= ============     =========






            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                          --------------------------------------
                                                                                                  1997                  1996
                                                                                          ------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $          725,356    $          585,597
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                                                                    124,600                63,550
     Provision for possible loan losses                                                              105,000                90,000
     Amortization less accretion on investments                                                       19,702                13,135
     Amortization of deferred loan costs                                                              28,035                26,330
     (Increase) decrease in interest receivable
       and other assets                                                                               44,222              (161,281)
     Increase (decrease) in interest payable
       and other liabilities                                                                          75,707              (194,325)
                                                                                          ------------------    ------------------
         Net cash provided by operating
           activities                                                                              1,122,622               423,006
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                             (3,119,178)           (1,766,180)
   Purchases of securities available-for-sale                                                     (2,217,357)           (8,379,992)
   Maturities of securities available-for-sale                                                     2,790,354             2,068,015
   Sales of securities available-for-sale                                                                                  100,125
   Purchases of securities held-to-maturity                                                          (99,709)           (3,310,939)
   Maturities of securities held-to-maturity                                                         535,895               711,119
   Purchases of premises and equipment                                                              (713,386)             (496,063)
                                                                                          ------------------    ------------------
         Net cash used
         by investing activities                                                                  (2,823,381)          (11,073,915)
                                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                                                               3,689,485            10,054,346
   Increase (decrease) in short-term borrowings                                                      610,000              (989,554)
   Purchase of treasury stock                                                                        (10,000)              (18,411)
   Dividends paid                                                                                    (83,696)              (75,000)
                                                                                          ------------------    ------------------
       Net cash provided by financing activities                                                   4,205,789             8,971,381
                                                                                          ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                                 2,505,030            (1,679,528)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     3,022,087             6,628,028
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $        5,527,117    $        4,948,500
                                                                                          ==================    ==================

 Cash paid during the period for:
   Income taxes                                                                           $          427,024    $          475,129
   Interest                                                                               $        1,529,009    $        1,413,509





            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 1997 and for the interim periods ended September 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1996 Annual Report.

                                  COMMUNITYCORP

Item 2.  Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of September 30, 1997 compared to December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the nine months ended September 30, 1997, net interest income increased $321,324 or 19.94% over the same period in 1996. The net interest margin realized on earning assets increased slightly from 4.36% for the nine months ended September 30, 1996 to 4.55% for the same period in 1997. The interest rate spread also increased by 22 basis points from 3.58% at September 30, 1996 to 3.80% at September 30, 1997. Yields on earning assets decreased slightly while an increase in certificates of deposit resulted in higher rates paid on interest bearing liabilities. The increase in investment securities which tend to have lower earning yields than loans contributed to the decrease in the interest margin and interest rate spread.

Net interest income increased from $535,367 for the quarter ending September 30, 1996 to $645,153 for the quarter ending September 30, 1997. This represents an increase of $119,786 or 21.19%. The net interest margin realized on earning assets increased from 4.34% for the quarter ended September 30, 1996 to 4.66% for the quarter ended September 30, 1997. The interest rate spread also increased by 29 basis points from 3.61% at September 30, 1996 to 3.90% at September 30, 1997.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 1997, the provision charged to expense was $105,000. This was an increase of $15,000 over the comparable period in 1996. For the quarter ended September 30, 1997 and 1996, the provision charged to expense was $40,000 and $30,000, respectively. Based on present information, management believes the allowance for loan losses is adequate at September 30, 1997 to meet presently known and inherent risks in the loan portfolio.

                                  COMMUNITYCORP

Non-Interest Income

Non-interest income during the nine months ended September 30, 1997 was $189,178, an increase of $25,440 or 15.54% from the comparable period in 1996. The increase is primarily a result of an increase in overdraft and NSF fees from $100,795 at September 30, 1996 to $121,095 at September 30, 1997. This increase is the result of continued growth in deposit accounts over the two periods. Deposits at September 30, 1996 were $50,693,953 compared to $53,754,683 at September 30, 1997.

For the quarter ended September 30, 1997, non-interest income increased $3,499 or 6.15% over the same period in 1996. This increase is primarily due to service charges which increased $7,273 or 14.57% to $57,205 for the quarter ended September 30, 1997. Other income decreased $3,774 for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 1997 was $927,465 or 16.62% greater than the nine months ended September 30, 1996. Salaries and employee benefits increased from $365,875 at September 30, 1996 to $414,944 for the nine months ended September 30, 1997. This increase is due to pay raises and additional part-time help to assist in various areas of the Company.

For the quarter ended September 30, 1997, non-interest expense increased $42,715 or 15.27% over the same period in 1996. The largest increase between the quarter ended September 30, 1997 and the quarter ended September 30, 1996 was in equipment expense which increased $16,081 or 50.76%. This increase was primarily attributable to the depreciation on the new computer system.

Income Taxes

The income tax provision for the nine months ended September 30, 1997 was $364,500 as compared to $304,700 for the same period in 1996. The effective tax rates were 33.44% and 34.22% at September 30, 1997 and 1996, respectively. The effective tax rates were 33.15% and 32.15% for the quarter ended September 30, 1997 and September 30, 1996, respectively.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 1997 of $725,356 as compared to $585,597 for the same period in 1996. This represents an increase of $139,759 or 23.87% over the same period in 1996. For the quarter ended September 30, 1997, net income was $256,128 as compared to $212,058 for the quarter ended September 30, 1996. This represents an increase of $44,070 or 20.78% from the quarter ending September 30, 1996.

                                  COMMUNITYCORP

Assets and Liabilities

During the first nine months of 1997, total assets grew $4,989,827 or 8.79% when compared to December 31, 1996. The primary source of growth in assets was in loans receivable with an increase of $3,079,352 or 8.76% during the first nine months of 1997. Total deposits increased $3,689,485 or 7.37% from the December 31, 1996 amount of $50,065,198. Within the deposit area, certificates of deposit increased $1,352,894 or 6.10% during the first nine months of 1997.

Investment Securities

Investment securities decreased from $16,998,340 at December 31, 1996 to $15,943,445 at September 30, 1997. Securities available-for-sale decreased $597,656 or 5.87% from December 31, 1996 to September 30, 1997. Securities held to maturity decreased $457,239 or 6.71% to a balance of $6,353,160 at September 30, 1997. The decrease in investments is attributable to the need to use funds for the growth in the loan portfolio.

Loans

The demand for loans increased in the Walterboro marketplace during the first nine months of 1997. Net loans increased $2,986,143 or 8.65% during the period. Balances within the major loans receivable categories as of September 30, 1997 and December 31, 1996 are as follows:

                                                September 30,            December 31,
                                                   1997                      1996
                                         --------------------     --------------------

Commercial and industrial                $         26,137,722     $         24,135,094
Real estate                                         4,534,780                4,564,843
Consumer                                            6,660,405                5,791,518
Agricultural                                          292,259                  255,994
Other, net                                            608,031                  406,396
                                         --------------------     --------------------
                                         $         38,233,197     $         35,153,845
                                         ====================     ====================

                                  COMMUNITYCORP

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:


                                                                                      September 30,
                                                                     ---------------------------------------------
                                                                            1997                     1996
                                                                     --------------------     --------------------
Loans:
   Nonaccrual loans                                                  $            518,869     $            321,428

   Accruing loans more than 90
     days past due                                                   $                  0     $                  0

Loans identified by the internal review mechanism:

   Criticized                                                        $            205,712     $                  0

   Classified                                                        $            681,791     $            602,130

Activity in the Allowance for Loan Losses is as follows:
                                                                                       September 30,
                                                                     ---------------------------------------------
                                                                                  1997             1996
                                                                     --------------------     --------------------

Balance, January 1,                                                  $            638,688     $            617,457
Provision for loan losses for the period                                          105,000                   90,000
Net loans (charged off) recovered for
  the period                                                                      (11,791)                 (61,227)
                                                                     --------------------     --------------------

Balance, end of period                                               $            731,897     $            646,230
                                                                     ====================     ====================

Gross loans outstanding, end of period                               $         38,233,197     $         31,893,984

Allowance for Loan Losses to
  loans outstanding                                                                 1.91%                    2.03%


Premises, Furniture & Equipment

Premises, furniture and equipment increased from $1,262,024 at December 31, 1996 to $1,859,354 at September 30, 1997. This increase of $597,330 or 47.33% is primarily the result of the additional branch built in Ravenel, South Carolina. Costs associated with this branch were approximately $540,000 through September 30, 1997. The branch opened for business on October 6, 1997.

                                  COMMUNITYCORP

Deposits

At September 30, 1997, total deposits increased by $3,689,485 or 7.37% from December 31, 1996. Expressed in percentages, non-interest bearing deposits increased 17.91% and interest bearing deposits increased 6.02%.

Balances within the major deposit categories as of September 30, 1997 and December 31, 1996 are as follows:


                                                                        September 30,              December 31,
                                                                              1997                     1996

                                                                     --------------------     --------------------
Non-interest bearing demand deposits                                 $          6,690,163     $          5,673,918
Interest bearing demand deposits                                                7,165,346                6,886,479
Savings deposits                                                               16,355,750               15,314,272
Certificates of deposit                                                        23,543,424               22,190,529
                                                                     --------------------     --------------------

                                                                     $         53,754,683     $         50,065,198
                                                                     ====================     ====================

Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 68.98% at September 30, 1997 and 68.94% at December 31, 1996.

Securities available-for-sale which totaled $9,590,285 at September 30, 1997, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 1997, unused lines of credit totaled $2,500,000.

                                  COMMUNITYCORP

Capital Resources

Total shareholders' equity increased from $6,383,252 at December 31, 1996 to $6,997,887 at September 30, 1997. The increase of $614,635 is primarily attributable to earnings for the period of $725,356 with dividends paid of $83,696. A negative change of $17,025 in the fair value of securities available-for-sale and the purchase of treasury stock of $10,000 resulted in decreases to total equity.

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

The following table summarizes the Company's risk-based capital at September 30, 1997:

Shareholders' equity                                                 $          6,976,112
Less: intangibles                                                                 (32,890)
                                                                     --------------------
Tier I capital                                                                  6,943,222

Plus: allowance for loan losses (1)                                               548,387
                                                                     --------------------
Total capital                                                        $          7,491,609
                                                                     ====================

Risk-weighted assets                                                 $         43,870,926
                                                                     ====================

Risk based capital ratios
     Tier I                                                                        15.84%
     Total capital                                                                 17.09%
     Leverage ratio                                                                11.24%

(1) limited to 1.25% of risk-weighted assets

Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

                                  COMMUNITYCORP

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

              (a)   Exhibits - None

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997

Items 1, 2, 3, 4 and 5 are not applicable.

                                  COMMUNITYCORP
                           PART II - OTHER INFORMATION



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMMUNITYCORP




                               By:
                                      --------------------------------------
                                      W. Roger Crook
                                      President & Chief Executive Officer




Date: November 3, 1997         By:
                                      --------------------------------------
                                      Gwen P. Bunton
                                      Chief Financial Officer