Form 10-K405
period 1997-12-31
COMMUNITYCORP
filed 1998-03-31
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                     For fiscal year ended December 31, 1997

                         Commission File Number 33-76644

                                  COMMUNITYCORP
             (Exact name of Registrant as specified in its charter)

        South Carolina                                          57-1019001
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1100 N. Jefferies Blvd. Walterboro, South Carolina                29488
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code 803/549-2265

Securities registered pursuant to Section 12(b) of the Act -- None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $5 per share
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X].

The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of the Common Stock ($5 par value per share) held by non-affiliates of the registrant as of March 9, 1998 was $4,826,575. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shown owned by "affiliates", a status which each of the directors individually disclaims.

The number of shares outstanding of the issuer's classes of common stock as of March 9, 1998 - 300,000 shares of Common Stock, $5 Par Value.

                       Documents Incorporated by Reference

No documents have been incorporated by reference.


                                       Page 1 of 45 sequentially numbered pages.

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

Subsidiary. Bank of Walterboro is a state-chartered commercial bank operating from two offices located at 1100 North Jefferies Boulevard, Walterboro, South Carolina and at 6225 Savannah Highway, Ravenel, South Carolina. The Bank's primary market area is Northern Charleston and Colleton Counties in South Carolina. Depository accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. The Bank received its charter on October 11, 1988, and opened for business on May 1, 1989.

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

Employees. As of March 9, 1998, the Company and the Bank had 27 full-time and 2 part-time employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and they consider their relations with employees to be good.

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


                                       Page 2 of 45 sequentially numbered pages.

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


                                       Page 3 of 45 sequentially numbered pages.

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

On May 7, 1996, South Carolina adopted the South Carolina Act which became effective on July 1, 1996. The South Carolina Act permits the acquisition of South Carolina banks and bank holding companies by, and mergers with, out-of-state banks and bank holding companies with the prior approval of the State Board. The South Carolina Act also permits South Carolina state banks, with prior approval of the State Board, to operate branches outside the State of South Carolina. Although the 1994 Act has the potential to increase the number of competitors in the marketplace of the Bank, the Company cannot predict the actual impact of such legislation on the competitive position of the Bank.

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

ITEM 2.  PROPERTIES

The Company owns a 5,400 square foot facility located at 1100 North Jefferies Boulevard, Walterboro, South Carolina, which is its corporate banking office. Construction on this facility was completed in 1989 at a total cost, including land, furniture and fixtures of $775,345. All corporate headquarters as well as normal banking services and operations are housed at this location. The facility has a second floor which would allow for expansion consisting of 2,700 square feet. The existing building was built to adequately serve the anticipated needs of the Bank for the foreseeable future.

The Company opened its second banking location at 6225 Savannah Highway, Ravenel, South Carolina. This 3,622 square foot facility opened for business on October 6, 1997 and provides traditional banking services. The total cost of this facility, including land, and furniture and fixtures was $930,344.


                                       Page 4 of 45 sequentially numbered pages.

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


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 1997, there were 617 holders of the Company's Common Stock. Currently, there is no established trading market for the Company's Common Stock. Based on information known to management, its Common Stock has traded in the range of $ 17.50 to $ 24.00 per share.

Holders of the Company's Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available thereof. The Company paid cash dividends of $.28 and $.25 per share during 1997 and 1996, respectively. Any cash dividends paid by the Bank are paid to the Company as the sole shareholder of the Bank.

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


                                       Page 5 of 45 sequentially numbered pages.

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

Year ended December 31                         1997           1996            1995           1994          1993
                                            ---------      ---------       ---------      ---------      --------
(Dollars in thousands,
 except per share)
Balance Sheet:
  Securities available for sale             $   9,395      $  10,188       $   4,965      $   5,541      $     --
  Securities held to maturity                   6,301          6,810           5,008          6,560         7,339
  Allowance for loan losses                       743            639             617            550           499
  Net loans                                    40,614         34,515          29,598         25,224        21,642
  Premises and equipment - net                  1,999          1,262             818            764           779
  Total assets                                 65,075         56,778          47,848         40,622        36,071
  Non-interest bearing deposits                 6,064          5,674           4,690          4,656         3,426
  Interest bearing deposits                    50,879         44,391          35,950         27,981        28,079
  Total deposits                               56,943         50,065          40,640         32,637        31,505
  Short-term borrowings                           480             --             990          3,044            --
  Total liabilities                            57,841         50,395          42,234         35,793        31,756
  Total shareholders' equity                    7,234          6,383           5,614          4,829         4,315

Results of Operations:
  Interest income                           $   4,749      $   4,151       $   3,557      $   3,035      $  2,650
  Interest expense                              2,131          1,937           1,524          1,141         1,003
                                            ---------      ---------       ---------      ---------      --------
  Net interest income                           2,618          2,214           2,033          1,894         1,647
  Provision for loan losses                       135            130             125            120           125
                                            ---------      ---------       ---------      ---------      --------
  Net interest income after provision           2,483          2,084           1,908          1,774         1,522
  Other income                                    258            224             176            151           154
  Other expenses                                1,329          1,072             952            886           871
  Income tax expense                              468            417             397            352           284
                                            ---------      ---------       ---------      ---------      --------

  Net income                                $     944      $     819       $     735      $     687      $    521
                                            =========      =========       =========      =========      ========


Cash Dividends Paid:                        $      84      $      75       $      63      $      54      $     45
                                            =========      =========       =========      =========      ========

Per Share Data:
  Weighted average common
    shares outstanding                        298,646        299,420         300,000        300,000       300,000
  Net income                                $    3.16      $    2.73       $    2.45      $    2.29      $   1.74
  Cash dividends paid                       $     .28      $     .25       $     .21      $     .18      $    .15
  Period end book value                     $   24.11      $   21.32       $   18.71      $   16.10      $  14.38


                                       Page 6 of 45 sequentially numbered pages.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Communitycorp is a South Carolina corporation organized on March 13, 1995 to be a bank holding company (the Company). The Company's subsidiary, Bank of Walterboro is a state-chartered commercial bank with two banking locations. The Bank's main office and operations center is located at 1100 North Jefferies Boulevard, Walterboro, South Carolina. The Bank opened its first branch on October 6, 1997 at 6225 Savannah Highway, Ravenel, South Carolina. The Company's primary market area is Colleton County and northern Charleston County. Depository accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. The Bank, which received its charter on October 11, 1988 and opened for business on May 1, 1989, is dedicated to providing prompt, efficient, personal service to its customers. A full range of deposit services for individuals and businesses are offered by the Bank. Deposit products include checking accounts, savings accounts, certificates of deposit, money market accounts and IRA's.

The Company is primarily engaged in the business of attracting deposits from the general public and using these deposits together with other funds to make commercial, consumer, and real estate loans. The Company's operating results depend to a substantial extent on the difference between interest and fees earned on loans, investments, and services, and the Company's interest expense, consisting principally of interest paid on deposits. Unlike most industrial companies, virtually all of the assets and liabilities of financial institutions are monetary. As a result, interest rates have a greater effect on the financial institution's performance. In addition to competing with other traditional financial institutions, the Company also competes for savings dollars with non-traditional financial intermediaries such as mutual funds. This has resulted in a highly competitive market area which demands the type of personal service and attention granted by Bank of Walterboro.

The earnings and growth of the banking industry and the Company are and will be affected by general conditions of the economy and by the fiscal and monetary policies of the federal government and its agencies, including the Board of Governors of the Federal Reserve System (the "Board"). The Board regulates money and credit conditions and, as a result, has a strong influence on interest rates and on general economic conditions. The effect of such policies in the future on the business and earnings of the Company cannot be predicted with certainty.

As of December 31, 1997, the Company had 17 full-time and 2 part-time employees in the Walterboro branch and six full-time employees at the Ravenel branch.


                                       Page 7 of 45 sequentially numbered pages.

RESULTS OF OPERATIONS

This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of Communitycorp and its subsidiary, Bank of Walterboro. This commentary should be read in conjunction with the consolidated financial statements and the related notes and the other statistical information in this report.

1997 compared to 1996

Net income for the year ended December 31, 1997 was $944,374, or $3.16 per share, compared to $818,719, or $2.73 per share, for the year ended December 31, 1996. An increase in net interest income of $403,739 over the 1996 amount of $2,213,891 contributed to this overall increase. Other income increased $34,733 or 15.49% over 1996. Other operating expenses increased from $1,071,882 for 1996 to $1,329,266 for 1997. Expenses associated with opening a second branch in Ravenel were a contributing factor to the increase in operating expenses. In addition to hiring employees to service the branch, other expenses such as supplies and stationary were purchased. Although earnings in 1997 were slightly affected by the new branch, the growth in the loan portfolio from this branch is expected to positively affect earnings in 1998. However, management cannot provide positive assurance that this will happen.

1996 compared to 1995

The Company had net income of $818,719 or $2.73 per share for 1996 as compared to $734,902, or $2.45 per share for 1995. One of the primary factors for the increase is attributable to the increase in net interest income of $180,805 over 1995. Other income increased $48,476 or 27.58% over 1995. Other operating expenses increased from $952,372 for 1995 to $1,071,882 for the year ended December 31, 1996.


NET INTEREST INCOME

General. To a large degree, earnings are dependent on net interest income. It represents the difference between interest earned on assets and the interest paid on liabilities. Interest rate spread and net interest margin are two significant elements in analyzing the Company's net interest income. Interest rate spread is the difference between the yield on average earning assets and the rate on average interest bearing liabilities. Net interest margin is net interest income divided by earning assets.

Net interest income increased from $2,213,891 in 1996 to $2,617,630 in 1997, resulting in an increase of 18.24%. Income from loans increased by 16.75% to $3,552,858 for 1997 as compared to $3,043,172 for 1996. This increase was attributable to the growth in the loan portfolio from $35,153,845 in 1996 to $41,357,114 in 1997. There was also an increase in investment income of $96,856, an increase of 10.88% over the 1996 amount of $890,561. The net interest spread and net interest margin were 3.86% and 4.61% in 1997 as compared to 3.62% and 4.40% in 1996.

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


                                       Page 8 of 45 sequentially numbered pages.

Average Balances, Income, Expenses, and Rates. The following table sets forth, for the periods indicated, the weighted aver age yields earned, the weighted average yields paid, the net interest spread and the net interest margin on earning assets. The table also indicates the average monthly balance and the interest income or expense by specific categories.

Average Balances, Income, Expenses, and Rates

                                                             1997                                     1996
                                             -----------------------------------      --------------------------------------
                                              Average      Income/        Yield/       Average       Income/          Yield/
                                              Balance      Expense         Rate        Balance       Expense           Rate
                                             ---------    ---------       ------      ---------    -----------        ------
(Dollars in thousands)
Assets:
Time deposits in other banks                 $       8    $       1        5.50%      $      10    $         1         5.50%
Taxable securities (1)                          13,254          851        6.42%         12,437            777         6.25%
Tax-exempt securities (1)                        3,063          137        4.47%          2,657            114         4.29%
Federal funds sold                               3,754          208        5.54%          3,966            216         5.45%
Loans (2)                                       36,668        3,552        9.69%         31,315          3,043         9.72%
                                             ---------    ---------                   ---------    -----------
    Total earning assets                        56,747        4,749        8.37%         50,385          4,151         8.24%
                                                          ---------                                -----------
Cash and due from banks                          2,231                                    2,015
Allowance for loan losses                         (692)                                    (639)
Premises and equipment                           1,578                                      955
Other assets                                       923                                      812
                                             ---------                                ---------
    Total assets                             $  60,787                                $  53,528
                                             =========                                =========

Liabilities:
Interest bearing deposits                    $  46,892        2,113        4.51%      $  41,666          1,924         4.62%
Short-term borrowings                              379           18        4.75%            236             13         5.51%
                                             ---------    ---------                   ---------    -----------
    Total interest--
     bearing liabilities                        47,271        2,131        4.51%         41,902          1,937         4.62%
                                                          ---------                                -----------
Non-interest bearing deposits                    6,376                                    5,350
Accrued interest and
 other liabilities                                 452                                      444
Shareholders' equity                             6,688                                    5,832
                                             ---------                                ---------
    Total liabilities and
       shareholders' equity                  $  60,787                                $  53,528
                                             =========                                =========

Net interest income/
 interest rate spread                                     $   2,618        3.86%                   $     2,214         3.62%
                                                          =========        =====                   ===========         =====

Net interest margin on earning assets                                      4.61%                                       4.39%
                                                                           =====                                       =====

(1) Averages for securities are stated at historical cost.

(2) The effect of loans in non-accrual status and fees collected is not significant to the computations. All loans and deposits are domestic.


                                       Page 9 of 45 sequentially numbered pages.

Analysis of Changes in Net Interest Income. Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information provided on changes in each category attributable to (I) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and
(iii) changes in rate and volume (change in rate multiplied by the change in volume).

Analysis of Changes in Net Interest Income                              1997 compared to 1996
                                                                    Due to increase (decrease) in

(Dollars in thousands)                               Volume            Rate          Volume/Rate          Total
                                                    --------         --------        -----------        --------
Earning Assets
  Deposits in other banks                           $     --         $     --         $     --          $     --
  Taxable securities                                      51               22                1                74
  Tax-exempt securities                                   17                5                1                23
  Federal funds sold                                     (12)               4               --                (8)
  Loans                                                  520              (10)              (2)              508
                                                    --------         --------         --------          --------
        Total interest income                            576               21               --               597
                                                    --------         --------         --------          --------
Interest-Bearing Liabilities
  Interest bearing deposits                              241              (46)              (6)              189
  Short-term borrowings                                    8               (2)              (1)                5
                                                    --------         --------         --------          --------
        Total interest expense                           249              (48)              (7)              194
                                                    --------         --------         --------          --------
        Net interest income                         $    327         $     69         $      7          $    403
                                                    ========         ========         ========          ========

                                                                        1996 compared to 1995
                                                                    Due to increase (decrease) in

(Dollars in thousands)                               Volume            Rate          Volume/Rate          Total
                                                    --------         --------        -----------        --------
Earning Assets
  Deposits in other banks                           $     (3)        $     (1)        $      1          $     (3)
  Taxable securities                                     288               12                8               308
  Tax-exempt securities                                   31                1               --                32
  Federal funds sold                                      (1)             (32)              --               (33)
  Loans                                                  326              (33)              (4)              289
                                                    --------         --------         --------          --------
        Total interest income                            641              (53)               5               593
                                                    --------         --------         --------          --------
Interest-Bearing Liabilities
  Interest bearing deposits                              414               56               16               486
  Short-term borrowings                                  (74)               6               (6)              (74)
                                                    --------         --------         --------          --------
        Total interest expense                           340               62               10               412
                                                    --------         --------         --------          --------

        Net interest income                         $    301         $   (115)        $     (5)         $    181
                                                    ========         ========         ========          ========

Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.


                                      Page 10 of 45 sequentially numbered pages.

The following table presents the Company's rate sensitivity at each of the time intervals indicated as of December 31, 1997. The table may not be indicative of the Company's rate sensitivity position at other points in time.

Interest Sensitivity Analysis

                                                           After six
                                   Within    After three    through       Within      Greater than
                                   three     through six    twelve          one       One Year or
(Dollars in thousands)             months       months      months         year       Nonsensitive     Total
                                 ---------    ---------    ---------     ---------     ---------     ---------
Assets
Interest earning assets:
  Federal funds sold and
    securities purchased under
    agreements to resell         $   3,130           --           --         3,130            --     $   3,130
  Investment securities                359        1,493          678         2,530        13,166        15,696
  Loans (1)                          7,126        3,671        6,464        17,261        23,535        40,796
                                 ---------    ---------    ---------     ---------     ---------     ---------
           Total                    10,615        5,164        7,142     $  22,921     $  36,701     $  59,622
                                 =========    =========    =========     =========     =========     =========
Liabilities
Interest bearing liabilities:
  Demand deposits                   14,142           --           --        14,142            --        14,142
  Savings deposits                  12,150           --           --        12,150            --        12,150
  Time deposits                      7,992        7,248        7,099        22,339         2,247        24,586
  Short-term borrowings                480           --           --           480            --           480
                                 ---------    ---------    ---------     ---------     ---------     ---------
           Total                    34,764        7,248        7,099     $  49,111     $   2,247     $  51,358
                                 =========    =========    =========     =========     =========     =========

Period gap                         (24,149)      (2,084)          43       (26,190)       34,454

Cumulative gap                     (24,149)     (26,233)     (26,190)      (26,190)        8,264

Ratio of cumulative gap to
  total earning assets              (40.50)%     (44.00)%     (43.93)%      (43.93)%      13.86%

----------
(1) Excludes nonaccrual loans.

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds and securities purchased under agreements to resell are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give the Company the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. Short-term borrowings are reflected in the earliest repricing period since these borrowings mature daily.


                                      Page 11 of 45 sequentially numbered pages.

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. The Company currently is liability sensitive over periods with maturity dates of less than six months. However, the Company's gap analysis is not a precise indicator of its interest sensitive position. The analysis presents a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

General. The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

Additions to the allowance for loan losses, which are expended as the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. Currently, the allowance for loan losses is evaluated on an overall portfolio basis. Although an informal allocation was used in the past, management intends to implement a more formal allocation system in the future. This system will allocate the allowance to loan categories, and will be implemented at the time the size and mix of the portfolio support such a system. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

The Company's allowance for loan losses is based upon judgements and assumptions of risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors.

The reserve for loan losses was 1.79% and 1.82% of total loans on December 31, 1997 and 1996, respectively. Management's goal will be to keep the reserve at 1.75% to 2.00% of total loans. As the Company continues to mature, management will evaluate its reserve policy and adjust the policy based on historical loss experience, changes in economic conditions, growth in the portfolio and evaluations of specific loans. Management believes the level of the allowance for loan losses is sufficient to provide for potential losses in the loan portfolio.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings. For all periods presented, the additional interest income, which would have been recognized into earnings if the Company's nonaccrual loans had been current in accordance with their original terms, is immaterial.


                                      Page 12 of 45 sequentially numbered pages.

Allowance for Loan Losses                                         1997             1996
                                                               -----------      -----------
Loans outstanding at the end of year                           $41,357,114      $35,153,845
                                                               ===========      ===========
Average amount of loans outstanding                            $36,667,794      $31,314,650
                                                               ===========      ===========
Balance, beginning of year                                     $   638,688      $   617,457
                                                               -----------      -----------
Loans charged off:
  Commercial, financial and agricultural                            13,734          105,893
  Real estate-mortgage                                                  --              605
  Consumer                                                          29,577           16,005
                                                               -----------      -----------
          Total loans charged off                                   43,311          122,503
Recoveries of previous loan losses:
  Commercial, financial and agricultural                             6,587            9,385
  Real estate-mortgage                                                  --               --
  Consumer                                                           6,296            4,349
                                                               -----------      -----------
          Total recoveries                                          12,883           13,734
                                                               -----------      -----------
          Net charge-offs                                           30,428          108,769
                                                               -----------      -----------
Provision charged to operations                                    135,000          130,000
                                                               -----------      -----------
Balance, end of year                                           $   743,260      $   638,688
                                                               ===========      ===========
Ratios:
  Net charge-offs to average loans outstanding                         .08%             .35%
  Net charge-offs to loans at end of year                              .07%             .31%
  Allowance for loan losses to average loans                          2.03%            2.04%
  Allowance for loan losses to loans, end of year                     1.79%            1.82%
  Net charge-offs to allowance for loan losses                        4.09%           17.03%
  Net charge-offs to provisions for loan losses                      22.54%           83.67%

Nonperforming Assets. The following table sets forth the Company's nonperforming assets for the dates indicated:

                                                                  1997             1996
                                                               -----------      -----------
Nonaccrual loans                                               $   561,381      $   290,977
Restructured or impaired loans                                          --               --
                                                               -----------      -----------

           Total nonperforming loans                           $   561,381      $   290,977
                                                               ===========      ===========


Loans 90 days or more past due and still accruing interest     $     5,133      $     8,000
                                                               ===========      ===========

Potential Problem Loans. At December 31, 1997, through their internal review mechanisms the Company had identified $206,708 of criticized loans and $748,727 of classified loans. The results of this internal review process are the primary determining factor in management's assessment of the adequacy of the allowance for loan losses.


                                      Page 13 of 45 sequentially numbered pages.

NON-INTEREST INCOME AND EXPENSE

Non-interest Income. Other income increased $34,733 or 15.49% to $258,997 for the year ending December 31, 1997. Service charges on deposit accounts increased from $203,929 for 1996 to $238,051 for the year ending December 31, 1997. NSF and overdraft fees of $24,922, or 17.73%, was a significant portion of this increase. In addition, fees from check sales increased from $8,939 in 1996 to $16,754 for the year ended December 31, 1997.

Other income increased from $175,788 in 1995 to $224,264 or 27.58% for the year ended December 31, 1996. An increase in NSF and overdraft fees of $32,015, or 29.49%, was the major cause for the increase. In addition, fees from mini-ATM's installed in 1995 increased from $10,392 to $14,668 for the year ended December 31, 1996.

Non-interest Expense. The Company had an increase in non-interest expenses of $257,384 or 24.01% to a total of $1,329,266 for the year ended December 31, 1997. Annual pay raises and the addition of five employees for the Ravenel branch contributed to an increase of $121,203 or 25.18% in salaries and employee benefits. Employees for the Ravenel branch began employment in September, 1997. Net occupancy expense increased $83,172 or 57.74% to $227,220 at December 31, 1997. This increase is partially attributable to depreciation on the new branch. Other operating expenses increased $65,392 or 16.76% over the 1996 amount of $390,097. The purchase of supplies for the new branch was a contributing factor to this increase.

Non-interest expenses increased by $119,510, or 12.54% over the 1995 amount of $952,372 for the year ended December 31, 1996. The largest component of this increase was in salaries and employee benefits, which increased by $64,499 or 15.48%. This increase was due to the addition of several employees and annual employee raises. Net occupancy expense increased from $127,429 in 1995 to $144,048 in 1996 due in part to the depreciation on the house acquired on the adjoining lot. Other operating expenses increased $34,547 or 9.72% over the 1995 amount of $355,550. Professional fees associated with the filings as an SEC registrant was the source of much of the increase in other operating expenses.

Income Taxes. The Company's income tax expense for 1997 was $467,987, an increase of $50,433 over the 1996 expense of $417,554. The increase in the expense results primarily from increased income before taxes. The Company's effective tax rates for the years ended December 31, 1997 and 1996 were 33.14% and 33.78% respectively.

EARNING ASSETS

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $36,667,793 in 1997 compared to $31,314,649 in 1996, an increase of $5,353,144, or 17.09%. At
December 31, 1997, total loans were $41,357,114 compared to $35,153,845 at December 31, 1996.

The Company's ratio of loans to deposits was 72.63% on December 31, 1997 as compared to 70.26% on December 31, 1996. The loan to deposit ratio is used to monitor a financial institution's potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan to deposit ratio is indicative of higher interest income since loans yield a higher return than alternative investment vehicles. Management has concentrated on maintaining quality in the loan portfolio while continuing to increase the deposit base.

The Company extends credit primarily to consumers and small businesses in Walterboro and Ravenel, South Carolina, and, to customers in surrounding areas. The Company's service area is mixed in nature. The economy of Walterboro is a regional business center whose economy contains elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. Outside the incorporated city limits of Walterboro, the economy includes manufacturing, agriculture, timber, and recreational activities. Loan growth in the Ravenel area is also expected to come primarily from consumer loans and small businesses in northern Charleston county. No particular category or segment of the economies previously described are expected to grow or contract disproportionately in 1998. Management is of the opinion that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries. The loan demand remains strong in the Company's market area, supported in part, by customers moving from larger financial institutions after recent mergers.


                                      Page 14 of 45 sequentially numbered pages.

Loan Portfolio Composition

                                                          1997                             1996
                                             ----------------------------      ----------------------------
                                                               Percent of                        Percent of
                                                Amount           Total            Amount            Total
                                             ------------      ----------      ------------      ----------
Commercial, financial and agricultural       $ 28,729,677         69.46%       $ 24,391,088         69.38%
Real estate loans                               5,080,608         12.28           4,564,843         12.98
Consumer and other loans                        7,546,829         18.26           6,197,914         17.64
                                             ------------        ------        ------------        ------
          Total gross loans                    41,357,114        100.00%         35,153,845        100.00%
                                                                 ======                            ======

Allowance for loan losses                        (743,260)                         (638,688)
                                             ------------                      ------------
          Total net loans                    $ 40,613,854                      $ 34,515,157
                                             ============                      ============

Commercial, financial and agricultural loans increased $4,338,589 or 17.79% to $28,729,677 at December 31, 1997. A portion of this increase is attributable to new loans in this category at the Ravenel branch which totaled $1,456,814 at December 31, 1997.

Real estate loans totaled $5,080,608 at December 31, 1997. The increase of $515,765 or 11.30% is considered normal growth in the portfolio.

Consumer and all other loans increased $1,348,912 or 21.76% to $7,546,829 at December 31, 1997. This increase is partially attributable to new consumer loans at the Ravenel branch which totaled $382,200 at December 31, 1997.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table summarizes the loan maturity distribution, by type, at December 31, 1997 and related interest rate characteristics:

                                                One year          One to            After
                                                or less         five years        five years           Total
                                            --------------    --------------    --------------    --------------
Commercial, financial and agricultural      $    5,404,128    $   23,286,996    $       38,553    $   28,729,677
Real estate loans                                3,334,622         1,620,326           125,660         5,080,608
Consumer and other loans                         1,365,017         6,045,696           136,116         7,546,829
                                            --------------    --------------    --------------    --------------
                                            $   10,103,767    $   30,953,018    $      300,329    $   41,357,114
                                            ==============    ==============    ==============    ==============
Loans maturing after one year with:
          Fixed interest rates                                                                        29,046,871
          Floating interest rates                                                                 $    2,206,476
                                                                                                  --------------
                                                                                                  $   31,253,347
                                                                                                  ==============

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio shown on the above table.


                                      Page 15 of 45 sequentially numbered pages.

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell, averaged $3,753,734 in 1997, as compared to $3,966,371 in 1996. At December 31, 1997, short-term investments totaled $3,130,000. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $16,317,411 in 1997, compared to $15,093,790 in 1996. At December 31, 1997, the total securities portfolio was $15,696,054. Securities designated as available for sale totaled $9,394,736 and were recorded at estimated fair market value, and securities designated as held to maturity totaled $6,301,318 and were recorded at amortized cost. The investment objectives of the Company include maintaining and investing in a portfolio of high quality and highly liquid investments with competitive returns. Based on these objectives, the Company's investments are primarily in U.S. Treasuries and obligations of U.S. Agencies.

Investment Portfolio. The following tables summarize the carrying value of investment securities as of the indicated dates and weighted average yields of those securities at December 31, 1997 and 1996.

Investment Securities Portfolio Composition

                                                             December 31,
                                                     ---------------------------
Held to Maturity (1)                                     1997            1996
                                                     -----------     -----------
U.S. Treasury and U.S. Government agencies           $ 2,550,676     $ 2,551,246
Obligations of states and political subdivisions       2,443,742       2,695,696
Mortgage-backed securities                             1,306,900       1,563,457
                                                     -----------     -----------
                                                     $ 6,301,318     $ 6,810,399
                                                     ===========     ===========
Available for Sale (1)

U.S. Treasury and U.S. Government agencies           $ 7,521,209     $ 8,932,194
Obligations of states and political subdivisions         984,373         302,684
Mortgage-backed securities                               889,154         953,063
                                                     -----------     -----------
                                                     $ 9,394,736     $10,187,941
                                                     ===========     ===========

(1) Held to maturity securities are stated at amortized cost and available for sale securities are stated at fair value.


                                      Page 16 of 45 sequentially numbered pages.

Investment Securities Maturity Distribution and Yields

                                                                                1997
                                                   -----------------------------------------------------------------
                                                   Available for Sale     Yield(1)   Held to Maturity       Yield(1)
                                                   ------------------     --------   ----------------       --------
U.S. Treasury and U.S. Government
agencies due:
  Within one year                                     $  1,641,841          5.12%       $   199,578           5.93%
After one year but
    within five years                                    3,562,584          6.60%         1,800,000           6.07%
After five years but
    within ten years                                     2,316,784          7.12%           551,098           7.21%
                                                      ------------                      -----------
                                                         7,521,209          6.43%         2,550,676           6.30%
                                                      ------------                      -----------
Obligations of state and political
  subdivisions due:
  Within one year                                               --                          480,322           6.55%
  After one year but
    within five years                                      303,583          7.01%         1,383,390           6.86%
  After five years but
    within ten years                                       446,718          7.23%           346,990           7.73%
  After ten years                                          234,072          7.56%           233,040           8.20%
                                                      ------------                      -----------
                                                           984,373          7.24%         2,443,742           7.05%
                                                      ------------                      -----------
Mortgage-backed securities due:
  Within one year                                               --            --            208,020           5.13%
  After one year but
    within five years                                           --            --            669,047           6.10%
  After five years but
    within ten years                                            --            --            429,833           6.60%
  After ten years                                          889,154          6.42%                --             --
                                                      ------------                      -----------
                                                           889,154          6.42%         1,306,900           6.11%
                                                      ------------                      -----------
Total due:
  Within one year                                        1,641,841          5.12%           887,920           6.08%
  After one year but
    within five years                                    3,866,167          6.63%         3,852,437           6.36%
  After five years but
    within ten years                                     2,763,502          7.14%         1,327,921           7.15%
  After ten years                                        1,123,226          6.66%           233,040           8.20%
                                                      ------------                      -----------
                                                      $  9,394,736          6.51%       $ 6,301,318           6.55%
                                                      ============                      ===========

----------
(1) Tax equivalent yield has been calculated using an incremental rate of 34%.


                                      Page 17 of 45 sequentially numbered pages.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Deposits. During 1997, the Company experienced significant growth in overall deposits. Total average deposits increased $6,251,606 or 13.30% over 1996 average deposits of $47,016,403. The following table summarizes the Bank's deposits for the year ended December 31, 1997 and 1996.

Deposits                                                1997                             1996
                                            ----------------------------     ----------------------------
                                                               Percent                          Percent
                                               Amount        of Deposits        Amount        of Deposits
                                            -----------      -----------     -----------      -----------
Non-interest bearing demand                 $ 6,063,801         10.65%       $ 5,673,918         11.33%
Interest bearing transaction accounts        11,263,207         19.78          6,886,479         13.76
Savings                                      15,029,295         26.39         15,314,272         30.59
Time deposits of $100,000 and over            8,739,395         15.35          7,983,620         15.95
Other time deposits                          15,847,390         27.83         14,206,909         28.37
                                            -----------        ------        -----------        ------
                                            $56,943,088        100.00%       $50,065,198        100.00%
                                            ===========        ======        ===========        ======

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $48,203,693 and $42,081,578 at December 31, 1997 and 1996, respectively. A stable base of deposits are expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future.

The maturity distribution of the Company's time deposits at December 31, 1997, is shown in the following table.

Maturities of Certificates of Deposit of $100,000 or More

                                            After Three     After Six
                             Within           Through     Through Twelve    After Twelve
                           Three Months      Six Months       Months            Months            Total
                           ------------    ------------    ------------    --------------    --------------
Certificates of deposit
  of $100,000 or more      $  3,026,889    $  2,284,946    $  2,927,560    $      500,000    $    8,739,395
                           ============    ============    ============    ==============    ==============

Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheet using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits.

Short-term Borrowings. At December 31, 1997 and 1996, the Company had short term borrowings which consisted of securities sold under agreements to repurchase of $480,000 and $0. The Company entered into a repurchase agreement with a local customer which generally matures on a one day basis. The maximum amount outstanding at any month-end for the repurchase agreement was $760,000 and $873,436 at December 31, 1997 and 1996, respectively. The average interest rate paid on the repurchase agreement was 4.68% and 4.42% at December 31, 1997 and 1996, respectively.

CAPITAL

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging form 0% to 100%. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because the Company has less than $150 million in assets, it is not currently subject to these rules. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Company consists of common stockholders' equity, excluding the unrealized gain (loss) on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of general reserve for


                                      Page 18 of 45 sequentially numbered pages.

loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier I and 8% for total risk-based capital. The holding company and banking subsidiary are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum.

Risk-Based Capital Ratios
                                                  The Bank          The Company
                                                -----------         -----------
Tier I capital:
 Common shareholders' equity                    $ 7,098,772         $ 7,233,560
Less: intangibles                                        --              30,111
                                                -----------         -----------
     Total Tier I capital                         7,098,772           7,203,449
Tier II capital:
 Allowable allowance for loan losses                580,712             581,619
                                                -----------         -----------
     Tier II capital additions                      580,712             581,619
                                                -----------         -----------
     Total capital                              $ 7,679,484         $ 7,785,068
                                                ===========         ===========
Risk adjusted assets                            $46,456,952         $46,442,292
                                                ===========         ===========
Total assets                                    $65,002,307         $65,074,862
                                                ===========         ===========
Risk-based capital ratios:
  Tier I capital                                      15.28%              15.49%
  Total capital                                       16.53               16.74
  Tier I leverage ratio                               11.23               11.39

LIQUIDITY MANAGEMENT

The Company manages its liquidity from both the asset and liability side of the balance sheet through the coordination of the relative maturities of its assets and liabilities. Short-term liquidity needs are generally met from cash, due from banks, federal funds sold and deposit levels. Management has established policies and procedures governing the length of time to maturity on loans and investments. Investments classified as available for sale are placed in this category specifically to fund future liquidity needs, if necessary. The Company maintained a high level of liquidity during 1997 which was attributable to the growth in deposits during the year. In the opinion of management, the Company's short-term and long-term liquidity needs can be adequately supported by the Company's deposit base.

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


                                      Page 19 of 45 sequentially numbered pages.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income." SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is the change in equity of a business during a period from transactions and other events and circumstances from nonowner sources and excludes investments by owners and distributions to owners. Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income includes, among other things, the change in the unrealized gain or loss on securities available for sale.

This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

FORWARD LOOKING AND TREND INFORMATION

The management of the Company is not aware of any trends or events other than those included in this discussion that are likely to have a material effect on the Company's capital resources, liquidity, or operations. Please read the discussion below on the Company's plan for handling Year 2000. Also, no known factors regarding regulatory matters are expected to effect the overall operating results of the Company.

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

The Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Further, the business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in solving Year 2000 issues could negatively affect such customer's ability to repay any loans which the Bank may have extended. Therefore, even if the Company and the Bank do not incur significant direct costs in connection with responding to the year 2000 issue, there can be no assurance that the failure or delay of the Bank's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.


                                      Page 20 of 45 sequentially numbered pages.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements identified in Item 14 of this Report on Form 10-K are included herein on pages 25 through 44.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information as to the Board of Directors' nominees for election as director and of those directors who will continue to serve as such after the Annual Meeting.

                                                                                              Year First    Year
                               Age     Principal Occupation During Past Five                    Elected     Term
Name                           (1)     Years and Other Information                             Director     Expires
---------------------------   -----   ----------------------------------------------------   ------------   -------
                                                     BOARD NOMINEES
E. Ray Carmichael              68      President, Carmichael Oil of Walterboro, Inc.,            1988       2001(2)
                                       Exxon oil distributor

W. Roger Crook                 56      Chief Executive Officer and President of the              1988       2001(2)
                                       Bank since its incorporation on October 11, 1988

Harry L. Hill                  70      Retired, Former Vice President and Resident               1988       2001(2)
                                       Manager, Asten Dryer Fabrics, Inc.

Robert E. Redfearn             74      Retired, Former owner of Sea Spirits, Inc.                1988       2001(2)
                                       Grocery/Real Estate

                                       DIRECTORS CONTINUING IN OFFICE

George W. Cone                 52      Partner in Law Firm of McLeod, Fraser & Cone              1988       1999

Opedalis Evans                 76      Retired - Former Merchant and Farmer                      1988       1999

J. Barnwell Fishburne          42      Owner, Fishburne & Company                                1988       1999
                                       Real Estate Sales and Rentals

Calvert W. Huffines            48      President of The Huffines Company                         1988       2000
                                       Real Estate Broker

Peden B. McLeod                57      Retired Code Commissioner and Director, South             1988       2000
                                       Carolina Legislative Council, Partner in McLeod,
                                       Fraser & Cone Law Firm

Harold M. Robertson            74      Retired, Previous owner of Robertson Electric             1988       2000
                                       Company.  Retired Member of Board of Directors
                                       South Carolina Public Service Authority

(1) At December 31, 1997
(2) Assuming re-election at the Annual Meeting


                                      Page 21 of 45 sequentially numbered pages.

                               EXECUTIVE OFFICERS

W. Roger Crook, age 56, is Director, CEO and President of Communitycorp. He is also CEO and President of the Bank since its incorporation on October 11, 1988. Mr. Crook was actively involved in organizing the Bank. Prior to February 1988, Mr. Crook was Vice President of Citizens & Southern National Bank, Walterboro, South Carolina, for more than five years.

M. Ellison Young, age 60, is Vice President of Communitycorp. He has also been Vice President since joining the Bank in October 1991. Prior to October 1990, Mr. Young was Vice President and Branch Manager for The First Savings Bank, Walterboro Branch, for more than five years.

Gwendolyn P. Bunton, age 44, Vice President and Treasurer of Communitycorp. Also for the Bank, she has been Vice President and Cashier since December 1993, Assistant Vice President and Cashier since April 1990, Cashier and Operations Officer since May 1989. Mrs. Bunton joined Bank of Walterboro in February 1989. Prior to February 1989, Mrs. Bunton was Loan Administrative Assistant III at Citizens & Southern National Bank, Walterboro, South Carolina, for more than five years.

                MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Company's Board of Directors holds regular meetings monthly. The Board of Directors has established an Audit Committee, an Executive Committee, an Investment Committee and a Loan Committee. The Board does not have a
Compensation Committee and functions normally performed by a Compensation Committee are performed by the Executive Committee. During the fiscal year ended December 31, 1997, the Board held a total of 13 regular and special meetings. Each director attended at least 75% of the aggregate of (I) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all Committees, of the Board of Directors on which he served.

The Audit Committee selects the Company's independent auditors, determines the scope of the Annual Audit, determines whether the Company has adequate administrative, operational and internal accounting controls and determines whether the Company is operating according to established policies and procedures. The members of the Audit Committee are George W. Cone, Opedalis Evans, J. Barnwell Fishburne, Harry L. Hill and Robert E. Redfearn. The Audit Committee met two times during 1997.

The Executive Committee established and monitors the Company's major policies, reviews all proposed changes to policies prior to submission to the Board, and monitors the Company's employee compensation and benefit programs. The Executive Committee may act on behalf of the Board of Directors between meetings. Members of the Executive Committee are E. Ray Carmichael, George W. Cone, W. Roger Crook, Peden B. McLeod, and Harold M. Robertson. The Executive Committee met two times during 1997.

The Investment Committee establishes and monitors the Bank's investment policy to insure the safety and liquidity of the Bank's investments and monitors the Bank's assets, liabilities and interest rate policies and exposure. Members of the Investment Committee are George W. Cone, W. Roger Crook and Peden B. McLeod. The Investment Committee met fourteen times during 1997.

The Loan Committee establishes and monitors the Bank's lending policies, reviews compliance with policy, reviews loans where the borrower's liability exceeds certain limits, monitors loans for credit quality and reviews all loans over 30 days past due. Members of the Loan Committee are E. Ray Carmichael, George W. Cone, W. Roger Crook, Calvert W. Huffines, Peden B. McLeod and Harold M. Robertson. The Loan Committee met sixty- five times during 1997.

The Board of Directors nominates candidates for election as directors; it has no nominating committee. The Board of Directors will consider individuals recommended by shareholders. Shareholders may make recommendations by writing to Peden B. McLeod, Chairman of the Board, Communitycorp, Post Office Box 1707, Walterboro, South Carolina 29488.


                                      Page 22 of 45 sequentially numbered pages.

ITEM 11.  EXECUTIVE COMPENSATION

The following information is furnished for the Chief Executive Officer of the Company. No other executive officer of the Company received salary and bonuses in excess of $100,000 during the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

--------------------------------------------------------------------------------------------------
                                                                    Other Annual       All Other
Name and                                  Salary        Bonus       Compensation     Compensation
Principal Position           Year          ($)           ($)            ($)            ($) (1)
--------------------------------------------------------------------------------------------------
W. Roger Crook               1997        $86,000       $12,000           --            $18,020
President and Chief          1996         76,300        10,000           --             15,341
Executive Officer            1995         72,000         7,000           --             13,334
--------------------------------------------------------------------------------------------------

(1) Included deferred compensation of $12,000, $10,000, and $9,014 in 1997, 1996, and 1995, respectively, and profit sharing contribution of $6,020, $5,341, and $4,320 in 1997, 1996, and 1995, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT

                    AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

                                                              Shared Voting      Total Sole and
                                                                   and            Shared Voting        Total
   Name and Address of               Sole Voting and            Investment        and Investment      Percent
     Beneficial Owner                Investment Power             Power               Power          of Class
     ----------------                ----------------             -----               -----          --------
Owners of 5% or more of
Common Stock
Sea Spirits, Inc. (1)                     23,708                  - 0 -               23,708          7.90%
3205 Palmetto Blvd.
Edisto, SC 29438
Directors
E. Ray Carmichael (2)                     11,897                  3,228               15,125          5.04%
George W. Cone (3)                         2,728                  1,500                4,228          1.41%
W. Roger Crook(4)                          2,229                    500                2,729          0.91%
Opedalis Evans                             4,200                  - 0 -                4,200          1.40%
Barnwell Fishburne(5)                      6,647                  1,488                8,135          2.71%
Harry L. Hill                              3,335                  - 0 -                3,335          1.11%
Calvert W. Huffines (6)                    2,085                  4,600                6,685          2.23%
Peden B. McLeod (7)                        7,478                 19,350               26,828          8.94%
Robert E. Redfearn (8)                       500                 23,708               24,208          8.07%
Harold Robertson (9)                       7,975                  2,534               10,509          3.50%

Executive Officers and                    50,029                 56,908              106,937         35.65%
Directors as a Group
 (12 persons)

(1) This corporation is controlled by Robert E. Redfearn, a director of the Bank.
(2) Includes 2,500 shares owned by a corporation which Mr. Carmichael controls and 728 shares owned by family members.
(3)  Includes 1,500 shares held by family members
(4)  Includes 500 shares held by family members.
(5)  Includes 1,488 shares held by family members.
(6) Includes 2,300 shares owned by a foundation controlled by Mr. Huffines and 2,300 shares owned by family members.
(7)  Includes 19,350 shares held by family members.
(8) Includes 23,708 shares owned by Sea Spirits, Inc., a corporation which is controlled by Mr. Redfearn.
(9)  Includes 2,534 shares held by family members.


                                      Page 23 of 45 sequentially numbered pages.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with principal officers, directors, and their associates on substantially the same terms including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and did not involve more than normal risk of collectibility or present other unfavorable features. During 1997, the largest aggregate amount of indebtedness of principal officers, directors and their associates to the Company was $1,950,124 which represented 31.11% of the Company's equity capital at the time. During 1997, the law firm of McLeod, Fraser & Cone provided legal services to the Company in its ordinary course of business and it is expected to continue to do so in the future. George W. Cone, director of Communitycorp is a partner of the McLeod, Fraser and Cone law firm. Peden B. McLeod, Director and Chairman of the Board of Communitycorp, is also a partner in the law firm of McLeod, Fraser and Cone.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)-(2) Financial Statements and Schedules:

The consolidated financial statements and schedules of the Company identified in the accompanying index to financial statements at page 25 herein are filed as part of this report.

(a)(3)Listing of Exhibits

     3.1 *Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K the fiscal year ended December 31, 1995)

     3.2 *Bylaws of Communitycorp. (Incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the fiscal year ended December 31, 1995)

(a)(3) 21 Subsidiaries of Registrant

     Bank of Walterboro is the only subsidiary of Communitycorp.

(b)Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1997.

* Incorporated by reference as indicated.


                                      Page 24 of 45 sequentially numbered pages.

                          COMMUNITYCORP AND SUBSIDIARY

                        Consolidated Financial Statements

                    Years Ended December 31, 1997, 1996, 1995

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page #
                                                                          ------
Report of Tourville, Simpson & Henderson
Independent Auditors........................................................ 26

Consolidated Balance Sheets as of
  December 31, 1997 and 1996................................................ 27

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995.......................................... 28

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1997, 1996 and 1995.......................................... 29

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995.......................................... 30

Notes to Consolidated Financial Statements.................................. 31


                                      Page 25 of 45 sequentially numbered pages.

                  [TOURVILLE, SIMPSON & HENDERSON LETTERHEAD]


                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Communitycorp
Walterboro, South Carolina

We have audited the accompanying consolidated balance sheets of Communitycorp as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Communitycorp as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ TOURVILLE, SIMPSON & HENDERSON

Columbia, South Carolina
February 26, 1998


                                      Page 26 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                                                                        1997             1996
                                                                    ------------     ------------
Assets
Cash and cash equivalents:
  Cash and due from banks (Note B)                                  $  2,602,260     $  2,382,087
  Federal funds sold and securities
    purchased under agreements to resell                               3,130,000          640,000
                                                                    ------------     ------------
                                                                       5,732,260        3,022,087
Time deposits with other banks                                                --           10,000
Investment securities: (Note C)
  Securities available for sale                                        9,394,736       10,187,941
  Securities held to maturity (market value of $6,343,032
     in 1997 and $6,821,855 in 1996)                                   6,301,318        6,810,399
                                                                    ------------     ------------
                                                                      15,696,054       16,998,340

Loans (Note D)                                                        41,357,114       35,153,845
Less allowance for loan losses                                          (743,260)        (638,688)
                                                                    ------------     ------------
Loans, net                                                            40,613,854       34,515,157

Premises and equipment, net (Note E)                                   1,999,055        1,262,024
Accrued interest receivable                                              726,318          690,700
Other assets                                                             307,321          280,190
                                                                    ------------     ------------
            Total assets                                            $ 65,074,862     $ 56,778,498
                                                                    ============     ============

Liabilities
Deposits:
   Non-interest bearing demand deposits                             $  6,063,801     $  5,673,918
   Interest bearing demand                                            11,263,207        6,886,479
   Money market accounts                                               2,879,173        3,341,735
   Savings                                                            12,150,122       11,972,537
   Time deposits of $100,000 and over (Note F)                         8,739,395        7,983,620
   Other time deposits (Note F)                                       15,847,390       14,206,909
                                                                    ------------     ------------
                                                                      56,943,088       50,065,198
Short-term borrowings (Note H)                                           480,000               --
Accrued interest payable                                                 342,661          281,868
Other liabilities                                                         75,553           48,180
                                                                    ------------     ------------
            Total liabilities                                         57,841,302       50,395,246
                                                                    ------------     ------------
Shareholders' equity (Note K)
Preferred stock  - $5.00 par value; 3,000,000 shares
   authorized and unissued
Common stock - $5.00 par value; 3,000,000 shares
   authorized; 300,000 shares issued and outstanding                   1,500,000        1,500,000
Capital surplus                                                        1,731,708        1,731,708
Unrealized gain (loss) on securities available for sale, net              38,431           38,800
Retained earnings                                                      3,991,832        3,131,155
Treasury stock, at cost (1,583 shares in 1997 and 1,083 in 1996)         (28,411)         (18,411)
                                                                    ------------     ------------
            Total shareholders' equity                                 7,233,560        6,383,252
                                                                    ------------     ------------
            Total liabilities and shareholders' equity              $ 65,074,862     $ 56,778,498
                                                                    ============     ============

The accompanying notes are an integral part of the consolidated financial statements.


                                      Page 27 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                      Consolidated Statements of Operations
              For the years ended December 31, 1997, 1996 and 1995

                                                          1997          1996          1995
                                                       ----------    ----------    ----------
Interest income:
   Loans, including fees                               $3,552,858    $3,043,172    $2,752,591
   Investment securities
      Taxable                                             850,704       776,580       468,987
      Tax-exempt                                          136,713       113,981        82,251
   Federal funds sold and securities
     purchased under agreements to resell                 207,830       216,127       248,597
   Time deposits with other banks                             861         1,012         4,260
                                                       ----------    ----------    ----------
                                                        4,748,966     4,150,872     3,556,686
                                                       ----------    ----------    ----------
Interest expense:
   Deposits                                             2,113,575     1,924,305     1,437,902
   Short-term borrowings                                   17,761        12,676        85,698
                                                       ----------    ----------    ----------
                                                        2,131,336     1,936,981     1,523,600
                                                       ----------    ----------    ----------

Net interest income                                     2,617,630     2,213,891     2,033,086

Provision for loan losses (Note D)                        135,000       130,000       125,000
                                                       ----------    ----------    ----------
Net interest income after provision for loan losses     2,482,630     2,083,891     1,908,086
                                                       ----------    ----------    ----------
Other income:
   Service charges on deposit accounts                    238,051       203,929       163,918
   Other                                                   20,946        20,335        11,870
                                                       ----------    ----------    ----------
                                                          258,997       224,264       175,788
                                                       ----------    ----------    ----------
Other expenses:
   Salaries and employee benefits                         602,484       481,281       416,782
   Net occupancy expense                                  227,220       144,048       127,429
   Equipment expense                                       44,073        56,456        52,611
   Other operating expense (Note L)                       455,489       390,097       355,550
                                                       ----------    ----------    ----------
                                                        1,329,266     1,071,882       952,372
                                                       ----------    ----------    ----------
Income before income taxes                              1,412,361     1,236,273     1,131,502

Income tax expense (Note M)                               467,987       417,554       396,600
                                                       ----------    ----------    ----------
Net income                                             $  944,374    $  818,719    $  734,902
                                                       ==========    ==========    ==========
Per share
   Weighted average common shares outstanding             298,646       299,420       300,000
   Net income                                          $     3.16    $     2.73    $     2.45


The accompanying notes are an integral part of the consolidated financial statements.


                                      Page 28 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

           Consolidated Statements of Changes in Shareholders' Equity
              For the years ended December 31, 1997, 1996 and 1995

                                                                      Unrealized
                                                                    Gain (Loss) on
                                    Common Stock                       Securities
                               --------------------       Capital      Available     Retained      Treasury
                               Shares       Amount        Surplus    for Sale, net   Earnings       Stock        Total
                               -------    ----------    ----------     ---------    ----------     --------    ----------
Balance,
  December 31, 1994            300,000    $1,500,000    $1,731,708     $(118,538)   $1,715,534     $     --    $4,828,704

Net income                                                                             734,902                    734,902

Cash dividends declared
  - $.21 per share                                                                     (63,000)                   (63,000)

Change in fair value
  during the year                                                        112,899                                  112,899
                               -------    ----------    ----------     ---------    ----------     --------    ----------
Balance,
  December 31, 1995            300,000     1,500,000     1,731,708        (5,639)    2,387,436           --     5,613,505

Net income                                                                             818,719                    818,719

Cash dividends declared
  - $.25 per share                                                                     (75,000)                   (75,000)

Change in fair value
  during the year                                                         44,439                                   44,439

Purchase of treasury
  stock                                                                                             (18,411)      (18,411)
                               -------    ----------    ----------     ---------    ----------     --------    ----------
Balance,
  December 31, 1996            300,000     1,500,000     1,731,708        38,800     3,131,155      (18,411)    6,383,252

Net income                                                                             944,374                    944,374

Cash dividends declared
  - $.28 per share                                                                     (83,697)                   (83,697)

Change in fair value
  during the year                                                           (369)                                    (369)

Purchase of treasury
  stock                                                                                             (10,000)      (10,000)
                               -------    ----------    ----------     ---------    ----------     --------    ----------
Balance,
  December 31, 1997            300,000    $1,500,000    $1,731,708     $  38,431    $3,991,832     $(28,411)   $7,233,560
                               =======    ==========    ==========     =========    ==========     ========    ==========


The accompanying notes are an integral part of the consolidated financial statements.


                                      Page 29 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1997, 1996 and 1995

                                                                   1997            1996            1995
                                                               -----------     ------------     -----------
Cash flows from operating activities
   Net income                                                  $   944,374     $    818,719     $   734,902
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                              169,491           94,344          81,551
         Provision for loan losses                                 135,000          130,000         125,000
         Premium amortization less accretion                         5,267           16,578           9,522
         Deferred income taxes                                     (56,384)          45,173        (183,018)
         Amortization of loan fees and costs                        63,677           52,735          48,907
         Gain on disposal of equipment                                  --               --          (5,220)
         Increase in accrued interest receivable                   (35,618)        (192,329)        (73,137)
         Decrease (increase) in other assets                        29,481           19,138         (42,342)
         Increase in accrued interest payable                       60,793           22,340         160,387
         Increase (decrease) in other liabilities                   27,373         (343,070)        312,777
                                                               -----------     ------------     -----------
        Net cash provided by operating activities                1,343,454          663,628       1,169,329
                                                               -----------     ------------     -----------
Cash flows from investing activities
  Proceeds from maturities of securities available for sale      3,312,439        3,127,790       2,650,000
  Proceeds from sale of securities available for sale                   --          100,125              --
  Purchases of securities available for sale                    (2,516,600)      (8,382,335)     (1,899,891)
  Proceeds from maturities of securities held to maturity          600,292        1,490,677       2,667,700
  Purchases of securities held to maturity                         (99,709)      (3,310,471)     (1,124,832)
  Net increase in loans to customers                            (6,297,374)      (5,099,988)     (4,548,128)
  Purchases of premises and equipment                             (906,522)        (537,993)       (143,925)
  Proceeds from sales of equipment                                      --               --          12,725
  Proceeds from maturity of time deposits with other banks          10,000               --         100,000
                                                               -----------     ------------     -----------
        Net cash used by investing activities                   (5,897,474)     (12,612,195)     (2,286,351)
                                                               -----------     ------------     -----------
Cash flows from financing activities
  Net increase in demand deposits,
    money market, and savings accounts                           6,122,115        1,441,971       1,263,088
  Net increase in time deposits                                    755,775        7,983,620       6,739,944
  Net increase (decrease) in short-term borrowings                 480,000         (989,554)     (2,054,710)
  Cash dividends paid                                              (83,697)         (75,000)        (63,000)
  Purchase of treasury stock                                       (10,000)         (18,411)             --
                                                               -----------     ------------     -----------
        Net cash provided by financing activities                7,264,193        8,342,626       5,885,322
                                                               -----------     ------------     -----------
Net increase (decrease) in cash and cash equivalents             2,710,173       (3,605,941)      4,768,300

Cash and cash equivalents, beginning of period                   3,022,087        6,628,028       1,859,728
                                                               -----------     ------------     -----------
Cash and cash equivalents, end of period                       $ 5,732,260     $  3,022,087     $ 6,628,028
                                                               ===========     ============     ===========


The accompanying notes are an integral part of the consolidated financial statements.


                                      Page 30 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - Communitycorp, a bank holding company organized in 1995 (the Company), and its subsidiary, Bank of Walterboro (the Bank), provide commercial banking services to domestic markets principally in northern Charleston County and in Colleton County, South Carolina. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is possible that the allowances for losses on loans and foreclosed real estate may change in the near term.

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


                                      Page 31 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

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

Retirement  and  Deferred  Compensation  Plans  - The  Company  has  a  trusteed non-contributory profit-sharing plan which provides retirement and other benefits to all full-time employees who have worked 1,000 or more hours during the calendar year and have put in one year of service. All eligible employees must be at least age 21. Contributions are determined annually by the Board of Directors. Expenses charged to earnings for the profit-sharing plan were $31,656, $21,341 and $17,526 in 1997, 1996 and 1995, respectively. The Company's policy is to fund contributions to the profit-sharing plan in the amount accrued. In addition, the plan includes a "salary reduction" feature pursuant to
Section 401(k) of the Internal Revenue Code. Under the plan and present policies, participants are permitted to make discretionary contributions up to 10% of annual compensation. The Company has waived its option of matching employee contributions for this feature of the plan.

In addition, the Company has a non-qualified voluntary salary deferral plan for the Company's chief executive officer. Under the plan, the Chief Executive Officer may defer up to 25% of his compensation and earn interest on the deferred amount. Upon retirement, the total amount deferred and interest earned are to be paid to the participant over a period not exceeding fifteen years. Expenses charged to earnings for the deferred compensation plan were $12,000, $10,000 and $9,014 in 1997, 1996 and 1995, respectively.

The Company does not provide post employment benefits to employees beyond the plans described above.


                                      Page 32 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

Earnings Per Share - Earnings per share is calculated by dividing earnings by the weighted average number of common shares outstanding during the year.

Statement of Cash Flows - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks, federal funds sold, and securities purchased under agreements to resell.

During  1997,  1996,  and 1995,  the Company  paid  $2,070,543,  $1,914,642  and
$1,363,213, respectively, for interest. Cash paid for income taxes was $492,000, $697,129 and $267,300 in 1997, 1996, and 1995, respectively.

Changes in the valuation account of securities available for sale, including the deferred tax effects, are considered non-cash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Although the Company's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on business and economic conditions in Colleton and Charleston Counties and surrounding areas. Management does not believe credit risk is associated with obligations of the United States, its agencies or its corporations. The Company places its deposits, correspondent accounts and sells its federal funds to high credit quality institutions. By policy, time deposits are limited to amounts insured by the FDIC. Management believes credit risk associated with correspondent accounts is not significant.

Reclassifications - Certain captions and amounts in the consolidated financial statements of 1996 and 1995 were reclassified to conform with the 1997 presentations.

NOTE B -- CASH AND DUE FROM BANKS

The Company is required by regulation to maintain an average cash reserve balance based on a percentage of deposits. The average amounts of the cash reserve balances at December 31, 1997 and 1996 were approximately $291,000 and $268,000, respectively.

NOTE C -- INVESTMENT SECURITIES

The amortized cost and estimated market values of securities available for sale at December 31, 1997 and 1996 were:

                                                         1997
                               ----------------------------------------------------------
                                                 Gross          Gross           Estimated
                               Amortized       Unrealized     Unrealized         Market
                                  Cost           Gains          Losses            Value
                               ----------       -------       ----------       ----------
U.S. Treasuries                $   699,450      $ 5,050       $       --       $   704,500
U.S. Government Agencies
 and corporations                7,666,815       53,907           14,859         7,705,863
Obligations of state and
 political subdivisions            969,813       14,560               --           984,373
                               -----------      -------       ----------       -----------
                               $ 9,336,078      $73,517       $   14,859       $ 9,394,736
                               ===========      =======       ==========       ===========


                                      Page 33 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE C -- INVESTMENT SECURITIES -- Continued

                                                         1996
                               ----------------------------------------------------------
                                                 Gross          Gross           Estimated
                               Amortized       Unrealized     Unrealized         Market
                                  Cost           Gains          Losses            Value
                               ----------       -------       ----------       ----------
  U.S. Treasuries              $   698,988      $ 6,418       $       --       $   705,406
  U.S. Government Agencies
    and corporations             9,129,698       80,917           30,764         9,179,851
  Obligations of state and
    political subdivisions         300,000        2,828              144           302,684
                               -----------      -------       ----------       -----------

                               $10,128,686      $90,163       $   30,908       $10,187,941
                               ===========      =======       ==========       ===========

The amortized cost and estimated market value of securities held to maturity at December 31, 1997 and 1996 were:

                                                         1997
                               ----------------------------------------------------------
                                                 Gross          Gross           Estimated
                               Amortized       Unrealized     Unrealized         Market
                                  Cost           Gains          Losses            Value
                               ----------       -------       ----------       ----------
  U.S. Government Agencies
    and corporations           $ 3,857,576      $ 9,441       $    6,101       $ 3,860,916
  Obligations of state and
    political subdivisions       2,443,742       38,838              464         2,482,116
                               -----------      -------       ----------       -----------

                               $ 6,301,318      $48,279       $    6,565       $ 6,343,032
                               ===========      =======       ==========       ===========

                                                          1996
                               ----------------------------------------------------------
                                                 Gross          Gross           Estimated
                               Amortized       Unrealized     Unrealized         Market
                                  Cost           Gains          Losses            Value
                               ----------       -------       ----------       ----------
  U.S. Government Agencies
    and corporations           $ 4,114,703      $ 8,404       $   17,249       $ 4,105,858
  Obligations of states and
    political subdivisions       2,695,696       26,109            5,808         2,715,997
                               -----------      -------       ----------       -----------

                               $ 6,810,399      $34,513       $   23,057       $ 6,821,855
                               ===========      =======       ==========       ===========

The amortized cost and estimated market value of securities available for sale at December 31, 1997 and 1996 based on maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

                                                            1997                                1996
                                                ----------------------------       -----------------------------
                                                                  Estimated                           Estimated
                                                 Amortized          Market          Amortized          Market
                                                   Cost             Value             Cost              Value
                                                ----------       -----------       -----------       -----------
Due within one year                             $1,649,104       $ 1,641,841       $   200,000       $   200,704
Due after one year but within five years         3,838,154         3,866,167         7,230,672         7,254,709
Due after five years but within ten years        2,733,466         2,763,502         1,745,265         1,779,465
Due after ten years                                230,000           234,072                --                --
                                                ----------       -----------       -----------       -----------
                                                 8,450,724         8,505,582         9,175,937         9,234,878
Mortgage-backed securities                         885,354           889,154           952,749           953,063
                                                ----------       -----------       -----------       -----------
                                                $9,336,078       $ 9,394,736       $10,128,686       $10,187,941
                                                ==========       ===========       ===========       ===========


                                      Page 34 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE C -- INVESTMENT SECURITIES -- Continued

The amortized cost and estimated market values of securities held to maturity at December 31, 1997 and 1996 based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

                                                            1997                             1996
                                                ---------------------------       ---------------------------
                                                                  Estimated                         Estimated
                                                 Amortized          Market         Amortized         Market
                                                   Cost             Value            Cost             Value
                                                ----------       ----------       ----------       ----------
Due within one year                             $  679,900       $  681,207       $  272,360       $  272,694
Due after one year but within five years         3,183,390        3,194,283        3,831,585        3,839,187
Due after five years but within ten years          898,088          913,030          909,377          916,682
Due after ten years                                233,040          244,564          233,619          237,053
                                                ----------       ----------       ----------       ----------
                                                 4,994,418        5,033,084        5,246,941        5,265,616
Mortgage-backed securities                       1,306,900        1,309,948        1,563,458        1,556,239
                                                ----------       ----------       ----------       ----------
                                                $6,301,318       $6,343,032       $6,810,399       $6,821,855
                                                ==========       ==========       ==========       ==========

At December 31, 1997 and 1996, investment securities with a book value of $8,430,922 and $6,567,826 and a market value of $8,464,430 and $6,566,147, respectively, were pledged as collateral to secure public deposits. There were no sales of investment securities for the years ended December 31, 1997 and 1995. One security classified as available for sale was sold in 1996 with a realized gain of $225.

NOTE D -- LOANS

Loans consisted of the following:
                                                           December 31,
                                                 -------------------------------
                                                     1997                1996
                                                 -----------         -----------
Real estate                                      $ 5,080,608         $ 4,564,843
Agricultural                                         265,792             255,994
Commercial and industrial loans                   28,463,885          24,135,094
Consumer                                           7,104,280           5,791,518
All other loans                                      442,549             406,396
                                                 -----------         -----------

                                                 $41,357,114         $35,153,845
                                                 ===========         ===========

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 1997 and 1996, management reviewed its problem loan watch list and determined that no impairment on loans existed that would have a material effect on the Company's consolidated financial statements.

The accrual of interest is discontinued on impaired loans when management anticipates that a borrower may be unable to meet the obligations of the note. Accrued interest through the date the interest is discontinued is reversed. Subsequent interest earned is recognized only to the point that cash payments are received. All payments are applied to principal if the ultimate amount of principal is not expected to be collected.

As of December 31, 1997 and 1996, management had placed loans totaling $561,381 and $290,977 in nonaccrual status because the loans were not performing as originally contracted. Loans ninety days or more past due and still accruing interest were $5,133 and $8,000, at December 31, 1997 and 1996, respectively. No impairment has been recognized because management has determined that the discounted value of expected proceeds from the sale of collateral, typically real estate, exceeds the carrying amount of these loans.


                                      Page 35 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE D -- LOANS -- Continued

Transactions in the allowance for loan losses are summarized below:

                                       1997             1996             1995
                                    ---------        ---------        ---------

Balance, January 1                  $ 638,688        $ 617,457        $ 550,457
Provision charged to expense          135,000          130,000          125,000
Recoveries                             12,883           13,734            8,217
Charge-offs                           (43,311)        (122,503)         (66,217)
                                    ---------        ---------        ---------
Balance, December 31                $ 743,260        $ 638,688        $ 617,457
                                    =========        =========        =========

For income tax purposes, the allowance for loan losses is $96,042, $102,790 and $86,512 at December 31, 1997, 1996 and 1995, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. The contractual or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following table summarizes the Company's off-balance sheet financial instruments whose contractual amounts represent credit risk:

                                                           December 31,
                                                 -------------------------------
                                                    1997                 1996
                                                 ----------           ----------
Commitments to extend credit                     $2,071,278           $2,081,417
Standby letters of credit                           163,000              115,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. At December 31, 1997, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status.


                                      Page 36 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE E -- PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                         December 31,
                                               --------------------------------
                                                   1997                 1996
                                               -----------          -----------
Land                                           $   334,385          $   334,385
Buildings and improvements                       1,291,102              626,947
Construction in process                                 --                2,792
Furniture and equipment                            985,830              908,923
                                               -----------          -----------
                                                 2,611,317            1,873,047
Less, accumulated depreciation                    (612,262)            (611,023)
                                               -----------          -----------
                                               $ 1,999,055          $ 1,262,024
                                               ===========          ===========

Interest capitalized during the construction of the Ravenel branch is included in buildings and improvements. The amount capitalized for the year ended December 31, 1997 was $7,530 and is being amortized over forty years.

NOTE F -- DEPOSITS

At December 31, 1997, the scheduled maturities of time deposits are as follows:

            1998                          $22,339,675
            1999                            1,206,800
            2000                            1,040,310
                                          -----------
                                          $24,586,785
                                          ===========

NOTE G -- RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and shareholders of the Company, their immediate families and business interests) were loan customers of, and had other transactions in the normal course of business with the Bank. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of loans to related parties was $1,637,803 and $2,256,821 at December 31, 1997 and 1996, respectively. During 1997, $308,602 of new loans were made to related parties, and repayments totaled $927,620. Legal services were provided to the Company in the ordinary course of business by a law firm in which two of the partners are directors of the Company. The amount paid to this law firm for services rendered was $19,600 and $18,223 for the years ended December 31, 1997 and 1996, respectively.

NOTE H -- SHORT TERM BORROWINGS

Short-term borrowings payable at December 31, 1997 consist of securities sold under agreements to repurchase which generally mature on a one-day basis. Short-term borrowings information for 1996 below represents activity from January through May, 1996.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                          1997           1996
                                                        --------       --------
Average balance during the year                         $378,904       $569,967
Average interest rate during the year                       4.68%          4.42%
Maximum month-end balance during the year               $760,000       $873,436


                                      Page 37 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE H -- SHORT TERM BORROWINGS -- Continued

Under the terms of the agreement, the Bank sells an interest in securities issued by United States Government Agencies; and the Bank agrees to repurchase the same securities the following business day. The securities sold under these agreements are the identical securities on the Bank's balance sheet captioned as securities purchased under agreements to resell. As of December 31, 1997, the par value and market value of the securities held by the third-party for the underlying agreements were $529,000 and $528,835, respectively.

NOTE I -- UNUSED LINES OF CREDIT

As of December 31, 1997, the Bank had unused lines of credit to purchase federal funds from other financial institutions totaling $2,500,000. These lines of credit are available on a one to seven day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines.

NOTE J -- COMMITMENTS AND CONTINGENCIES

The Company was not involved as defendant in any litigation at December 31, 1997. Management and legal counsel are not aware of any pending or threatened litigation, or unasserted claims or assessments that could result in losses, if any, that would be material to the financial statements.

NOTE K -- SHAREHOLDERS' EQUITY

The ability of Communitycorp to pay cash dividends is dependent upon receiving cash in the form of dividends from Bank of Walterboro. However, certain restrictions exist regarding the ability of the Bank to transfer funds to Communitycorp in the form of cash dividends. All of the Bank's dividends to the Company are subject to the prior approval of the Commissioner of Banking and are payable only from the undivided profits of the Bank. At December 31, 1997, the Bank's undivided profits were $7,137,203.

NOTE L -- OTHER EXPENSES

Other expenses for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

                                            1997           1996           1995
                                          --------       --------       --------
Stationery, printing and postage          $137,911       $ 97,692       $ 90,682
Advertising and promotion                   34,482         31,187         26,590
Professional services                       68,727         80,567         46,786
Insurance                                   18,453         16,848         53,195
Other                                      195,916        163,803        138,297
                                          --------       --------       --------
                                          $455,489       $390,097       $355,550
                                          ========       ========       ========


                                      Page 38 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE M -- INCOME TAXES

Income tax expense included in the statement of operations for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                                     1997             1996             1995
                                                  ---------        ---------        ---------
Currently payable
  Federal                                         $ 477,247        $ 349,115        $ 521,738
  State                                              48,418           23,262           57,880
                                                  ---------        ---------        ---------
                                                    525,665          372,377          579,618
                                                  ---------        ---------        ---------
Deferred
  Federal                                           (49,713)          52,823          (97,947)
  State                                              (8,193)          15,845          (24,279)
                                                  ---------        ---------        ---------
                                                    (57,906)          68,668         (122,226)
                                                  ---------        ---------        ---------
                                                  $ 467,759        $ 441,045        $ 457,392
                                                  =========        =========        =========
Income tax expense is allocated as follows:
  To continuing operations                        $ 467,987        $ 417,554        $ 396,600
  To shareholders' equity                              (228)          23,491           60,792
                                                  ---------        ---------        ---------
                                                  $ 467,759        $ 441,045        $ 457,392
                                                  =========        =========        =========

Deferred income taxes of $154,594, $97,982, and $166,646 were included in other assets at December 31, 1997, 1996, and 1995, respectively. Deferred income taxes result from temporary differences in the recognition of certain items of income and expense for tax and financial reporting purposes.

The principal sources of these differences and the related deferred tax effects are as follows:

                                                    1997             1996            1995
                                                  --------        ---------        ---------
Allowance for loan losses                         $(42,858)       $  (1,907)       $ (24,963)
Accumulated depreciation                            29,260           (6,300)              69
Cash basis tax accounting                          (23,916)          27,301         (128,910)
Deferred compensation                              (11,276)          (4,777)          (3,893)
Other                                               (7,594)          30,856          (25,321)
                                                  --------        ---------        ---------
Total deferred tax (benefit) expense
  attributable to continuing operations            (56,384)          45,173         (183,018)
Deferred tax (benefit) expense attributable
  to shareholders equity                              (228)          23,491           60,792
                                                  --------        ---------        ---------
                                                  $(56,612)       $  68,664        $(122,226)
                                                  ========        =========        =========


                                      Page 39 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE M -- INCOME TAXES -- Continued

The gross amounts of deferred tax assets and deferred tax liabilities as of December 31, 1997, 1996 and 1995 are as follows:

                                        1997           1996           1995
                                      --------       --------       --------
Deferred tax assets:
  Allowance for loan losses           $249,179       $206,321       $204,414
  Available for sale securities             --             --          3,036
  Deferred compensation                 27,455         16,179         11,402
  Other                                  1,455             --         22,110
                                      --------       --------       --------
Total deferred tax assets              278,089        222,500        240,962
                                      --------       --------       --------

Deferred tax liabilities:
  Accumulated depreciation              62,120         32,860         39,160
  Cash basis tax accounting             38,177         62,093         34,792
  Available for sale securities         20,227         20,455             --
  Other                                  2,971          9,110            364
                                      --------       --------       --------
Total deferred tax liabilities         123,495        124,518         74,316
                                      --------       --------       --------
Net deferred tax asset                $154,594       $ 97,982       $166,646
                                      ========       ========       ========

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 1997, 1996 and 1995 will be realized, and accordingly, has not established a valuation allowance.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

                                                            1997             1996             1995
                                                         ---------        ---------        ---------
Tax expense at statutory rate                            $ 480,203        $ 420,333        $ 384,711
State income tax, net of Federal income tax effect          23,763           31,198            6,813
Tax exempt interest income                                 (55,575)         (53,214)         (29,618)
Disallowed interest expense                                 13,444           24,770            5,322
Other, net                                                   6,152           (5,533)          29,372
                                                         ---------        ---------        ---------
                                                         $ 467,987        $ 417,554        $ 396,600
                                                         =========        =========        =========

NOTE N -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Federal Funds Sold and Securities Purchased under Agreements to Resell - Federal funds sold and securities purchased under agreements to resell are for a term of one day, and the carrying amount approximates the fair value.

Investment Securities - The fair values of marketable securities held to maturity are based on quoted market prices or dealer quotes. For securities available for sale, fair value equals the carrying amount which is the quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.


                                      Page 40 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE N -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- Continued

Loans -- For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

Deposits -- The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Short Term Borrowings -- The carrying value of securities sold under agreements to repurchase is a reasonable estimate of fair value because these instruments typically have terms of one day.

Accrued Interest Receivable and Payable -- The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance Sheet Financial Instruments -- The carrying amount for loan commitments and letters of credit, which are off-balance sheet financial instruments, approximates the fair value since the obligations are typically based on current market rates.

The carrying values and estimated fair values of the Company's financial instruments for the years ending December 31, 1997 and 1996 are as follows:

                                                        December 31, 1997                     December 31, 1996
                                               --------------------------------        --------------------------------
                                                 Carrying           Estimated            Carrying           Estimated
                                                  Amount            Fair Value            Amount            Fair Value
                                               ------------        ------------        ------------        ------------
Financial Assets:

  Cash and due from banks                      $  2,602,260        $  2,602,260        $  2,382,087        $  2,382,087
  Federal funds sold and securities
    purchased under agreements to resell          3,130,000           3,130,000             640,000             640,000
  Securities available-for-sale                   9,394,736           9,394,736          10,187,941          10,187,941
  Securities held-to-maturity                     6,301,318           6,343,032           6,810,399           6,821,855
  Loans                                          41,357,114          41,282,127          35,153,845          35,069,875
  Allowance for loan losses                        (743,260)           (743,260)           (638,688)           (638,688)
  Accrued interest receivable                       726,318             726,318             690,700             690,700

Financial Liabilities:

  Demand deposit, interest-bearing
    transaction, and savings accounts          $ 32,356,303        $ 32,356,303        $ 27,874,669        $ 27,874,669
  Time deposits                                  24,586,785          24,680,193          22,190,529          22,258,682
  Short-term borrowings                             480,000             480,000                  --                  --
  Accrued interest payable                          342,661             342,661             281,868             281,868

Off-Balance Sheet Financial Instruments:

  Commitments to extend credit                 $  2,071,278        $  2,071,278        $  2,081,417        $  2,081,417
  Standby letters of credit                         163,000             163,000             115,000             115,000


                                      Page 41 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE O -- REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 1997, the most recent notification from the Bank's primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt-corrective action. There are no conditions or events that management believes have changed the Bank's category.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 1997 and 1996.

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                              For Capital         Prompt Corrective
                                                       Actual              Adequacy Purposes      Action Provisions
                                                -------------------      --------------------   --------------------
                                                  Amount      Ratio        Amount       Ratio     Amount       Ratio
                                                ----------    -----      ----------     -----   ----------     -----
December 31, 1997
  Total capital (to risk weighted assets)       $7,679,484    16.53%     $3,716,556      8.00%  $4,645,695     10.00%
  Tier 1 capital (to risk weighted assets)       7,098,772    15.28       1,858,278      4.00    2,787,417      6.00
  Tier 1 capital (to average assets)             7,098,772    11.23       2,528,920      4.00    3,161,150      5.00

December 31, 1996
  Total capital (to risk weighted assets)        6,693,184    16.85       3,176,837      8.00    3,971,047     10.00
  Tier 1 capital (to risk weighted assets)       6,196,803    15.60       1,588,419      4.00    2,382,628      6.00
  Tier 1 capital (to average assets)             6,196,803    10.92       2,262,080      4.00    2,827,600      5.00

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies with less than $150,000,000 in consolidated assets.


                                      Page 42 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE P -- COMMUNITYCORP (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Communitycorp (Parent Company Only).

                                 Balance Sheets

                                                            December 31,
                                                   -----------------------------
                                                      1997               1996
                                                   ----------         ----------
Assets
  Cash                                             $   60,677         $  100,975
  Investment in banking subsidiary                  7,137,203          6,235,603
  Organizational costs                                 30,110             41,228
  Other assets                                          5,570              5,446
                                                   ----------         ----------

        Total assets                               $7,233,560         $6,383,252
                                                   ==========         ==========

Shareholders' equity                               $7,233,560         $6,383,252
                                                   ==========         ==========


                            Statements of Operations
                 For the years ended December 31, 1997 and 1996
         and for the period September 11, 1995 through December 31, 1995

                                                       1997           1996           1995
                                                     --------       --------       --------
Income
  Dividends from banking subsidiary                  $ 50,000       $175,000       $ 75,000

Expenses
  Amortization of organizational costs                 11,118         11,118          3,243
  Other expenses                                          390             25             --
                                                     --------       --------       --------
                                                       11,508         11,143          3,243
Income before income taxes and equity in
  undistributed earnings of banking subsidiary         38,492        163,857         71,757

Income tax benefit                                      3,914          4,346          1,100

Equity in undistributed earnings
  of banking subsidiary                               901,968        650,516        155,997
                                                     --------       --------       --------
Net income                                           $944,374       $818,719       $228,854
                                                     ========       ========       ========


                                      Page 43 of 45 sequentially numbered pages.

                                  COMMUNITYCORP

                   Notes to Consolidated Financial Statements


NOTE P -- COMMUNITYCORP (PARENT COMPANY ONLY) -- Continued

                            Statements of Cash Flows
                 For the years ended December 31, 1997 and 1996
         and for the period September 11, 1995 through December 31, 1995

Cash flows from operating activities                           1997            1996             1995
                                                            ---------        ---------        ---------
  Net income                                                $ 944,374        $ 818,719        $ 228,854
   Adjustments to reconcile net income to net
    cash provided by operating activities
     Amortization of organizational costs                      11,118           11,118            3,243
     Equity in undistributed earnings of
       banking subsidiary                                    (901,968)        (650,516)        (155,997)
     Increase in other assets                                    (125)          (4,346)         (56,689)
                                                            ---------        ---------        ---------
            Net cash provided by operating activities          53,399          174,975           19,411
                                                            ---------        ---------        ---------
Cash flows from financing activities
  Cash dividends paid                                         (83,697)         (75,000)              --
  Purchase of treasury stock                                  (10,000)         (18,411)              --
                                                            ---------        ---------        ---------
            Net cash used by financing activities             (93,697)         (93,411)
                                                            ---------        ---------        ---------
Increase in cash                                              (40,298)          81,564           19,411

Cash, beginning                                               100,975           19,411               --
                                                            ---------        ---------        ---------
Cash, ending                                                $  60,677        $ 100,975        $  19,411
                                                            =========        =========        =========

NOTE Q -- RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income." SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is the change in equity of a business during a period from transactions and other events and circumstances from nonowner sources and excludes investments by owners and distributions to owners. Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income includes, among other things, the change in the unrealized gain or loss on securities available for sale.

This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.


                                      Page 44 of 45 sequentially numbered pages.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITYCORP

By:                                                         Date: March 25, 1998
--------------------------------------
W. Roger Crook
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                                                            Date: March 25, 1998
--------------------------------------
W. Roger Crook, President, Director
(Chief Executive Officer)

                                                            Date: March 25, 1998
--------------------------------------
Gwendolyn P. Bunton, Vice President
(Chief Financial Officer)


                                                            Date: March 25, 1998
--------------------------------------
Peden B. McLeod, Director
& Chairman of the Board


                                                            Date: March 25, 1998
--------------------------------------
George W. Cone, Director
& Corporate Secretary


                                                            Date: March 25, 1998
--------------------------------------
E. Ray Carmichael, Director


                                                            Date: March 25, 1998
--------------------------------------
Opedalis Evans, Director


                                                            Date: March 25, 1998
--------------------------------------
J. Barnwell Fishburne, Director


                                                            Date: March 25, 1998
--------------------------------------
Harry L. Hill, Director


                                                            Date: March 25, 1998
--------------------------------------
Calvert W. Huffines, Director


                                                            Date: March 25, 1998
--------------------------------------
Robert E. Redfearn, Director


                                                            Date: March 25, 1998
--------------------------------------
Harold M. Robertson, Director


                                      Page 45 of 45 sequentially numbered pages.