Form 10-Q
period 1998-03-31
COMMUNITYCORP
filed 1998-05-13
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                        FORM 10-Q

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       [ ]        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 (843) 549-2265
              (Registrant's telephone number, including area code)
                ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X    NO
                                       ---      ---
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

         Condensed Consolidated Balance Sheets - March 31, 1998 and
         December 31, 1997....................................................................................................3

         Condensed Consolidated Statements of Income - Three months ended
         March 31, 1998 and 1997..............................................................................................4

         Condensed Consolidated Statement of Shareholders' Equity - Three
         months ended March 31, 1998..........................................................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997........................................................................................6

         Notes to Condensed Consolidated Financial Statements.................................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. ....................................................................................7-11

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................................................................11

Item 6.  Exhibits and Reports on Form 8-K.................................................................................11-12


         (a) Exhibits. ...................................................................................................11-12

         (b) Reports on Form 8-K. ........................................................................................11-12



                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                                MARCH 31,             DECEMBER 31,
                                                                                                  1998                  1997
                                                                                                  ----                  ----
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                                $         2,587,567   $         2,602,260
  Federal funds sold and securities purchased under agreements to resell                           5,480,000             3,130,000
                                                                                         -------------------   -------------------
                                                                                                   8,067,567             5,732,260

Securities available-for-sale                                                                      8,713,984             9,394,736

Securities held-to-maturity (estimated market value of $5,756,297 and
  $6,343,032 at March 31, 1998 and December 31, 1997, respectively)                                5,711,659             6,301,318

Loans receivable                                                                                  42,652,925            41,357,114
   Less allowance for loan losses                                                                   (750,982)             (743,260)
                                                                                         -------------------   -------------------
     Loans, net                                                                                   41,901,943            40,613,854

Accrued interest receivable                                                                          683,212               726,318
Premises, furniture & equipment, net                                                               2,010,271             1,999,055
Other assets                                                                                         336,243               307,321
                                                                                         -------------------   -------------------

    Total assets                                                                         $        67,424,879   $        65,074,862
                                                                                         ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
  Non-interest bearing                                                                   $         6,274,183   $         6,063,801
  Interest bearing                                                                                52,788,451            50,879,287
                                                                                         -------------------   -------------------
                                                                                                  59,062,634            56,943,088

Short-term borrowings                                                                                450,000               480,000
Accrued interest payable                                                                             340,729               342,661
Other liabilities                                                                                    204,756                75,553
                                                                                         -------------------   -------------------

    Total liabilities                                                                             60,058,119            57,841,302
                                                                                         -------------------   -------------------

SHAREHOLDERS' EQUITY:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued                                    -                     -
Common stock, $5 par value, 3,000,000 shares
  authorized, 300,000 shares issued and outstanding                                                1,500,000             1,500,000
Capital surplus                                                                                    1,731,708             1,731,708
Accumulated other comprehensive income                                                                39,553                38,431
Retained earnings                                                                                  4,123,910             3,991,832
Treasury stock (1,583 shares in 1998 and 1,083 shares in 1997)                                       (28,411)              (28,411)
                                                                                         -------------------   -------------------

    Total shareholders' equity                                                                     7,366,760             7,233,560
                                                                                         -------------------   -------------------

    Total liabilities and shareholders' equity                                           $        67,424,879   $        65,074,862
                                                                                         ===================   ===================

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)





                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                          ----------------------------------------
                                                                                                    1998                  1997
                                                                                          ------------------    ------------------
Interest income:
   Loans, including fees                                                                  $        1,007,620    $          834,566
   Securities                                                                                        217,786               255,917
   Other interest income                                                                              66,230                34,701
                                                                                          ------------------    ------------------
      Total                                                                                        1,291,636             1,125,184
                                                                                          ------------------    ------------------

Interest expense:
   Deposit accounts                                                                                  588,552               516,224
   Other interest expense                                                                              5,436                     -
                                                                                          ------------------    ------------------
                                                                                                     593,988               516,224
                                                                                          ------------------    ------------------

Net interest income                                                                                  697,648               608,960

Provision for loan losses                                                                             30,000                30,000
                                                                                          ------------------    ------------------
Net interest income after
   provision for loan losses                                                                         667,648               578,960
                                                                                          ------------------    ------------------

Other operating income:
   Service charges                                                                                    67,547                57,148
   Other income                                                                                       12,353                 6,934
                                                                                          ------------------    ------------------
      Total                                                                                           79,900                64,082
                                                                                          ------------------    ------------------

Other operating expenses:
  Salaries and benefits                                                                              200,885               140,564
  Net occupancy expense                                                                               30,316                18,701
  Equipment expense                                                                                   57,612                42,029
  Other operating expenses                                                                           122,648               103,867
                                                                                          ------------------    ------------------
      Total                                                                                          411,461               305,161
                                                                                          ------------------    ------------------

Income before taxes                                                                                  336,087               337,881

Income tax provision                                                                                 111,500               112,000
                                                                                          ------------------    ------------------

Net income                                                                                           224,587               225,881
                                                                                          ------------------    ------------------

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities during the period                                            1,122               (83,252)
                                                                                          ------------------    ------------------
  Other comprehensive income                                                                           1,122               (83,252)
                                                                                          ------------------    ------------------

Comprehensive income                                                                      $          225,709    $          142,629
                                                                                          ==================    ==================

Earnings per share:
   Weighted average common shares outstanding                                                        298,646               299,420

Net income per common share                                                               $              .75    $              .75



            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)




                                                                     Accumulated
                                                                        Other                                     Total
                                 Common Stock           Capital     Comprehensive   Retained     Treasury      Shareholders'
                            Shares         Amount       Surplus         Income      Earnings       Stock         Equity
                          ------------  ------------  ------------  -------------------------------------------------------

Balance,
  December 31, 1997        300,000    $ 1,500,000    $ 1,731,708   $   38,431   $ 3,991,832   $   (28,411)   $7,233,560

Cash dividends declared
  - $.31 per share                                                                  (92,509)                    (92,509)

Other comprehensive
 income                                                                1,122                                      1,122

Net income
 for the period                                                                                  224,587        224,587
                       -----------    -----------    -----------   ----------   -----------   -----------    -----------

Balance,
  March 31, 1998           300,000    $ 1,500,000    $ 1,731,708   $  39,553    $4,123,910   $   (28,411)   $ 7,366,760
                       ===========    ===========     ==========  ===========   ===========    ===========  ===========








            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                          -------------------------------------
                                                                                               1998                       1997
                                                                                          ------------------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $          224,587    $          225,881
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                                                                     48,881                40,100
     Provision for possible loan losses                                                               30,000                30,000
     Amortization less accretion on investments                                                          178                 2,912
     Amortization of deferred loan costs                                                              16,794                15,235
     (Increase) decrease in interest receivable and other assets                                      13,574                71,527
     Increase (decrease) in interest payable and other liabilities                                   127,271               107,331
                                                                                          ------------------    ------------------
         Net cash provided by operating activities                                                   461,285               492,986
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans to customers                                                  (1,334,883)              532,109
   Purchases of securities available-for-sale                                                       (299,750)             (128,525)
   Maturities of securities available-for-sale                                                       983,496                20,246
   Purchases of securities held-to-maturity                                                         (309,567)                    -
   Maturities of securities held-to-maturity                                                         897,786               171,806
   Purchases of premises and equipment                                                               (60,097)             (100,944)
                                                                                          ------------------    ------------------
     Net cash provided (used) by investing activities                                               (123,015)              494,692
                                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                                                               2,119,546             2,151,431
   Decrease in short-term borrowings                                                                 (30,000)                    -
   Dividends paid                                                                                    (92,509)              (84,000)
                                                                                          ------------------    ------------------
       Net cash provided by financing activities                                                   1,997,037             2,067,431
                                                                                          ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                                 2,335,307             3,055,109

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     5,732,260             3,022,087
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $        8,067,567    $        6,077,196
                                                                                          ==================    ==================

 Cash paid during the period for:
   Income taxes                                                                           $                -    $                -
   Interest                                                                               $          595,920    $          540,781









            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 1998 and for the interim periods ended March 31, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1997 Annual Report.

NOTE 2 - ADOPTION OF ACCOUNTING PRINCIPLE

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months ended March 31, 1998 and 1997:

                                                                       Pre-tax                 (Expense)           Net of tax
FOR THE QUARTER ENDED MARCH 31, 1998:                                   Amount                  Benefit              Amount
                                                                       -------                 ---------           ----------

Net unrealized gains (losses) on securities
  available for sale arising in 1998                                $            1,729    $             (607)   $            1,122
                                                                    ------------------    ------------------    ------------------

Other comprehensive income                                          $            1,729    $             (607)   $            1,122
                                                                    ==================    ==================    ==================


                                                                       Pre-tax                   (Expense)          Net of tax
FOR THE QUARTER ENDED MARCH 31, 1997:                                   Amount                    Benefit             Amount
                                                                       --------                  ---------         -----------
Net unrealized gains (losses) on securities
  available for sale arising in 1997                                $         (127,121)   $           43,869    $          (83,252)
                                                                    ------------------    ------------------    ------------------

Other comprehensive income                                          $         (127,121)   $           43,869    $          (83,252)
                                                                    ==================    ==================    ==================


Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of March 31, 1998 compared to December 31, 1997, and the results of operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months and quarter ended March 31, 1998, net interest income increased $88,688 or 14.56% over the same period in 1997. The net interest margin realized on earning assets increased slightly from 4.45% for the three months ended March 31, 1997 to 4.49% for the same period in 1998. The interest rate spread decreased from 3.71% at March 31, 1997 to 3.56% at March 31, 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 1998, the provision charged to expense was $30,000. This was the same amount for the comparable period in 1997. Based on present information, management believes the allowance for loan losses is adequate at March 31, 1998 to meet presently known and inherent risks in the loan portfolio.

NON-INTEREST INCOME

Non-interest income during the three months ended March 31, 1998 was $79,900, an increase of $15,818 or 24.68% from the comparable period in 1997. The increase is primarily a result of an increase in service charges from $57,148 at March 31, 1997 to $67,547 at March 31, 1998. Overdraft and NSF fees increased by $6,829 to $45,331 at March 31, 1998. This change is a result of the increase in deposit accounts over the two periods. Deposits at March 31, 1998 were $59,062,634 compared to $52,216,629 at March 31, 1997.

NON-INTEREST EXPENSE

Total non-interest expense for the three months and quarter ended March 31, 1998 was $411,461 or 34.83% higher than the three months and quarter ended March 31, 1997. Salaries and employee benefits increased from $140,564 at March 31, 1997 to $200,885 for the three months ended March 31, 1998. This increase is due to the addition of five full time employees to staff the Ravenel branch which opened in October 1997 and annual pay raises. Equipment expense for the three months and quarter ended March 31, 1998 was $57,612 compared to $42,029 for the same period in 1997. This increase is due to the additional cost for service contracts on the new computer system which also includes equipment at the Ravenel branch.

INCOME TAXES

The income tax provision for the three months and quarter ended March 31, 1998 was $111,500 as compared to $112,000 for the same period in 1997. The effective tax rates were 33.18% and 33.15% at March 31, 1998 and 1997, respectively.

NET INCOME

The combination of the above factors resulted in net income for the three months and quarter ended March 31, 1998 of $224,587 as compared to $225,881 for the same period in 1997. This represents a decrease of $1,294 or .57% from the same period in 1997.

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

ASSETS AND LIABILITIES

During the first three months of 1998, total assets increased $2,350,017 or 3.61% when compared to March 31, 1997. The primary source of growth in assets was in federal funds sold and securities purchased under agreements to resell with an increase of $2,350,000 or 75.08% over the December 31, 1997 amount of $3,130,000 and in loans receivable with an increase of $1,295,811 or 3.13% since December 31, 1997. Total deposits increased $2,119,546 over the December 31, 1997 amount of $56,943,088.

LOANS

The demand for loans increased slightly in the Walterboro marketplace during the first three months of 1998. Net loans increased $1,288,089 or 3.17% during the period. Balances within the major loans receivable categories as of March 31, 1998 and December 31, 1997 are as follows:


                                                                                    March 31,             December 31,
                                                                                      1998                   1997
                                                                                    ---------             ------------
Commercial and industrial                                                 $         28,736,936    $         28,463,885
Real estate                                                                          5,117,621               5,080,608
Consumer                                                                             8,080,286               7,104,280
Agricultural                                                                           240,119                 265,792
Other, net                                                                             477,963                 442,549
                                                                          --------------------    --------------------
                                                                          $         42,652,925    $         41,357,114
                                                                          ====================    ====================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                                             March 31,
                                                                          -----------------------------------------
                                                                                       1998                   1997
                                                                          --------------------           ----------
Loans:
   Nonaccrual loans                                                       $            562,544    $            477,247
   Accruing loans more than 90 days past due                              $              5,016    $              8,234
Loans identified by the internal review mechanism:
   Criticized                                                             $            204,833    $            110,757
   Classified                                                             $            686,274    $            729,188

Activity in the Allowance for Loan Losses is as follows:
                                                                                          March 31,
                                                                          ----------------------------------------

                                                                                 1998                        1997
                                                                          --------------------          ----------
Balance, January 1,                                                       $            743,260    $            638,688
Provision for loan losses for the period                                                30,000                  30,000
Net loans (charged off) recovered for the period                                       (22,278)                 (5,183)
                                                                          --------------------    --------------------

Balance, end of period                                                    $            750,982    $            663,505
                                                                          ====================    ====================

Gross loans outstanding, end of period                                    $         42,652,925    $         34,601,318
Allowance for Loan Losses to
  loans outstanding                                                                      1.76%                   1.92%


                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

DEPOSITS

Total deposits increased $2,119,546 or 3.72% from December 31, 1997. Expressed in percentages, non-interest bearing deposits increased 3.47% and interest bearing deposits increased 3.75%.

Balances within the major deposit categories as of March 31, 1998 and December 31, 1997 are as follows:

                                                                                   March 31,               December 31,
                                                                                     1998                     1997
                                                                                   ---------               ------------

Non-interest bearing demand deposits                                      $          6,274,183    $          6,063,801
Interest bearing demand deposits                                                     9,159,862              11,263,207
Savings deposits                                                                    16,277,860              15,029,295
Certificates of deposit                                                             27,350,729              24,586,785
                                                                          --------------------    --------------------
                                                                          $         59,062,634    $         56,943,088
                                                                          ====================    ====================

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to- total funds ratio which was at 71.67% at March 31, 1998 and 72.02% at December 31, 1997.

Securities available-for-sale which totaled $8,713,984 at March 31, 1998, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 1998, unused lines of credit totaled $2,500,000.

CAPITAL RESOURCES

Total shareholders' equity increased $133,200 to $7,366,760 at March 31, 1998. The increase is primarily attributable to earnings for the period of $224,587 less dividends paid of $92,509. A positive change of $1,122 in the fair value of securities available-for-sale resulted in an increase as well.

Bank holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier I capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier I capital to adjusted quarterly average total assets of 3.0%.

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

CAPITAL RESOURCES -- continued

The following table summarizes the Company's risk-based capital at March 31, 1998:


Shareholders' equity                                                      $          7,327,207
Less: intangibles                                                                      (27,331)
                                                                          --------------------
Tier I capital                                                                       7,299,876

Plus: allowance for loan losses (1)                                                    607,877
                                                                          --------------------
Total capital                                                             $          7,907,753
                                                                          ====================

Risk-weighted assets                                                      $         48,630,183
                                                                          ====================

Risk based capital ratios
          Tier I                                                                        15.01%
          Total capital                                                                 16.26%
          Leverage ratio                                                                10.96%

(1) limited to 1.25% of risk-weighted assets



REGULATORY MATTERS

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 1998, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing four directors for three-year terms, and (b) ratifying the appointment of Tourville, Simpson & Henderson, certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1998.

The nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company with 210,868 shareholders voting for the nominees out of a total 300,000 outstanding shareholders. There were no abstentions or no votes. Tourville, Simpson & Henderson also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 300,000 outstanding shareholders of the Company, 210,768 shareholders voted for their selection as independent auditors. There were 100 abstention votes and there were no votes against their selection as auditors.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits - None

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.

Items 1, 2, 3 and 5 are not applicable.

                                  COMMUNITYCORP
                           PART II - OTHER INFORMATION



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COMMUNITYCORP




                                    By:    -----------------------------------
                                           W. Roger Crook
                                           President & Chief Executive Officer




Date: May 12, 1998                  By:    ----------------------------------
                                           Gwen P. Bunton
                                           Chief Financial Officer