Form 10-Q
period 1998-06-30
COMMUNITYCORP
filed 1998-08-07
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                      FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       X             OF THE SECURITIES EXCHANGE ACT OF 1934
     -----
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     -----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                    YES X   NO
                                       ---    ----
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

         Condensed Consolidated Balance Sheets - June 30, 1998 and December 31, 1997...........................................3

         Condensed Consolidated Statements of Income - Six months ended June 30, 1998 and 1997 and Three months ended June 30, 1998 and 1997.........................................................................4

         Condensed Consolidated Statement of Shareholders' Equity - Six months ended June 30, 1998.............................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1997.............................6

         Notes to Condensed Consolidated Financial Statements..................................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............................7-12

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................................................................13


         (a) Exhibits.........................................................................................................13

         (b) Reports on Form 8-K..............................................................................................13


                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                               JUNE 30,           DECEMBER 31,
                                                                                                 1998                1997
ASSETS:                                                                                 -------------------    -------------------
Cash and cash equivalents:
  Cash and due from banks                                                               $         2,899,878    $         2,602,260
  Federal funds sold & repurchase agreements                                                      8,400,000              3,130,000
                                                                                        -------------------    -------------------
                                                                                                 11,299,878              5,732,260

Securities available-for-sale                                                                     8,628,199              9,394,736

Securities held-to-maturity (estimated market value
  of $4,542,529 and $6,343,032 at June 30, 1998
  and December 31, 1997, respectively)                                                            4,495,025              6,301,318

Loans receivable                                                                                 46,254,026             41,357,114
   Less allowance for loan losses                                                                  (766,749)              (743,260)
                                                                                        -------------------        ----------------
     Loans, net                                                                                  45,487,277             40,613,854

Accrued interest receivable                                                                         711,612                726,318
Premises, furniture & equipment, net                                                              1,977,859              1,999,055
Other assets                                                                                        333,161                307,321
                                                                                        -------------------    -------------------
    Total assets                                                                        $        72,933,011    $        65,074,862
                                                                                        ===================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
  Non-interest bearing                                                                  $         6,682,674    $         6,063,801
  Interest bearing                                                                               57,794,139             50,879,287
                                                                                        -------------------    -------------------
                                                                                                 64,476,813             56,943,088
Short-term borrowings                                                                               370,000                480,000
Accrued interest payable                                                                            371,385                342,661
Other liabilities                                                                                    96,028                 75,553
                                                                                        -------------------    -------------------

    Total liabilities                                                                            65,314,226             57,841,302
                                                                                        -------------------    -------------------

SHAREHOLDERS' EQUITY:
Preferred stock, $5 par value, 3,000,000 shares  authorized and unissued                                  -                      -
Common stock, $5 par value, 3,000,000 shares
  authorized, 300,000 shares issued  and outstanding                                              1,500,000              1,500,000
Capital surplus                                                                                   1,731,708              1,731,708
Accumulated other comprehensive income                                                               41,565                 38,431
Retained earnings                                                                                 4,372,923              3,991,832
Treasury stock (1,543 shares in 1998 and 1,083 shares in 1997)                                      (27,411)               (28,411)
                                                                                        -------------------    -------------------

    Total shareholders' equity                                                                    7,618,785              7,233,560
                                                                                        -------------------    -------------------

    Total liabilities and shareholders' equity                                          $        72,933,011    $        65,074,862
                                                                                        ===================    ===================

                                     See notes to condensed consolidated financial statements.

                                       3



                                                     COMMUNITYCORP
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)


                                                          Six Months Ended                          Three Months Ended
                                                              June 30,                                   June 30,
                                              ----------------------------------------    ----------------------------------------
                                                       1998                 1997                  1998                   1997
                                              -----------------    -------------------    -------------------   ------------------
Interest income:
   Loans, including fees                      $        2,088,097    $        1,688,116    $        1,080,477    $          853,550
   Securities                                            425,342               509,386               207,556               253,469
   Other interest income                                 163,415                88,995                97,185                54,294
                                              ------------------    ------------------    ------------------    ------------------
      Total                                            2,676,854             2,286,497             1,385,218             1,161,313
                                              ------------------    ------------------    ------------------    ------------------

Interest expense:
   Deposit accounts                                    1,216,667             1,035,651               628,115               519,427
   Other interest expense                                 10,302                 2,856                 4,866                 2,856
                                              ------------------    ------------------    ------------------    ------------------
                                                       1,226,969             1,038,507               632,981               522,283
                                              ------------------    ------------------    ------------------    ------------------

Net interest income                                    1,449,885             1,247,990               752,237               639,030

Provision for loan losses                                 80,000                65,000                50,000                35,000
                                              ------------------    ------------------    ------------------    ------------------
Net interest income after
  provision for loan losses                            1,369,885             1,182,990               702,237               604,030
                                              ------------------    ------------------    ------------------    ------------------

Other operating income:
   Service charges                                       141,414               117,003                73,867                59,855
   Other income                                           17,364                11,777                 5,012                 4,842
                                              ------------------    ------------------    ------------------    ------------------
      Total                                              158,778               128,780                78,879                64,697
                                              ------------------    ------------------    ------------------    ------------------

Other operating expenses:
  Salaries and benefits                                  401,389               269,013               200,504               128,449
  Net occupancy expense                                   58,968                37,538                28,652                18,837
  Equipment expense                                      112,106                84,847                54,494                42,818
  Other operating expenses                               255,060               213,644               132,411               109,777
                                              ------------------    ------------------    ------------------    ------------------
      Total                                              827,523               605,042               416,061               299,881
                                              ------------------    ------------------    ------------------    ------------------

Income before taxes                                      701,140               706,728               365,055               368,846
Income tax provision                                     227,540               237,500               116,040               125,500
                                              ------------------    ------------------    ------------------    ------------------

Net income                                               473,600               469,228               249,015               243,346
                                              ==================    ==================    ==================    ==================

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
  during the period                                        3,134               (52,296)                2,012                30,956
                                              ------------------    ------------------    ------------------    ------------------
  Other comprehensive income                               3,134               (52,296)                2,012                30,956
                                              ------------------    ------------------    ------------------    ------------------

Comprehensive income                          $          476,734    $          416,932    $          251,027    $          274,302
                                              ==================    ==================    ==================    ==================
Earnings per share:
    Weighted average common shares
     outstanding                                         298,660               298,878               298,674               298,850
                                              ==================    ==================    ==================    ==================

Net income per common share                   $             1.59    $             1.57    $              .83    $             0.81
                                              ==================    ==================    ==================    ==================

                                     See notes to condensed consolidated financial statements.


                                                   COMMUNITYCORP
                                 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                        (UNAUDITED)




                                                                     Accumulated
                                   Common Stock                        Other                                     Total
                        --------------------------      Capital      Comprehensive    Retained     Treasury   Shareholders'
                              Shares         Amount      Surplus       Income         Earnings     Stock         Equity
                              ------         ------     --------      -------         --------     ------        ------
Balance,
  December 31, 1997            300,000  $  1,500,000  $  1,731,708  $     38,431 $   3,991,832 $    (28,411) $  7,233,560

Cash dividends declared
  - $.31 per share                                                                     (92,509)                   (92,509)

Other comprehensive
  income                                                                   3,134                                    3,134

Sale of treasury stock                                                                                1,000         1,000

Net income
 for the period                                                                        473,600                    473,600
                          ------------  ------------  ------------  ------------ ------------- ------------  ------------

Balance,
  June 30, 1998                300,000  $  1,500,000  $  1,731,708  $     41,565 $   4,372,923 $    (27,411) $  7,618,785
                          ============  ============  ============  ============ ============= ============  ============



                                       See notes to condensed consolidated financial statements.




                                                           COMMUNITYCORP
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                          ----------------------------------------
                                                                                                        1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                                     --------------------  ------------------
   Net income                                                                             $          473,600    $          469,228
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                                                                     93,425                81,400
     Provision for possible loan losses                                                               80,000                65,000
     Amortization less accretion on investments                                                       (4,219)                4,558
     Amortization of deferred loan costs                                                              13,433                20,659
     (Increase) decrease in interest receivable and other assets                                     (69,903)               31,905
     Increase (decrease) in interest payable and other liabilities                                   106,303                14,124
                                                                                          ------------------    ------------------
         Net cash provided by operating activities                                                   692,639               686,874
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                             (4,966,856)             (857,369)
   Purchases of securities available-for-sale                                                     (2,299,349)             (626,275)
   Maturities of securities available-for-sale                                                     3,077,957               428,925
   Purchases of securities held-to-maturity                                                         (409,567)                    -
   Maturities of securities held-to-maturity                                                       2,212,809               695,654
   Purchases of premises and equipment                                                               (73,657)             (274,054)
   Disposal of premises and equipment                                                                  1,426                 6,313
                                                                                          ------------------    ------------------
         Net cash used by investing activities                                                    (2,457,237)             (626,806)
                                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                                                               7,533,725             2,164,993
   Increase (decrease) in short-term borrowings                                                     (110,000)              740,000
   Sale (purchase) of treasury stock                                                                   1,000               (10,000)
   Dividends paid                                                                                    (92,509)              (83,696)
                                                                                          -------------------   ------------------
       Net cash provided by financing activities                                                   7,332,216             2,811,297
                                                                                          ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                                 5,567,618             2,871,365

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     5,732,260             3,022,087
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $       11,299,878    $        5,893,452
                                                                                          ==================    ==================

 Cash paid during the period for:
   Income taxes                                                                           $          254,800    $          174,000
   Interest                                                                               $        1,198,245    $        1,018,158



                                       See notes to condensed consolidated financial statements.


                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 1998 and for the interim periods ended June 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1997 Annual Report.

NOTE 2 - ADOPTION OF ACCOUNTING PRINCIPLE

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 1998 and 1997 and for the three months ended June 30, 1998 and 1997:


                                                                   Pre-tax               (Expense)           Net of tax
FOR THE SIX MONTHS ENDED JUNE 30, 1998:                             Amount                Benefit              Amount
                                                               -------------------   -------------------   ----------------
Net unrealized gains (losses) on securities
  available for sale arising in 1998                           $             4,790   $            (1,656)  $          3,134
                                                               -------------------   -------------------   ----------------

Other comprehensive income                                     $             4,790   $            (1,656)  $          3,134
                                                               ===================   ===================   ================


                                                                   Pre-tax               (Expense)           Net of tax
FOR THE SIX MONTHS ENDED JUNE 30, 1997:                             Amount                Benefit              Amount
                                                               -------------------   -------------------   ----------------
Net unrealized gains (losses) on securities
  available for sale arising in 1997                           $           (79,841)  $            27,545   $        (52,296)
                                                               -------------------   -------------------   ----------------

Other comprehensive income                                     $           (79,841)  $            27,545   $        (52,296)
                                                               ===================   ===================   ================


                                                                   Pre-tax               (Expense)           Net of tax
FOR THE THREE MONTHS ENDED JUNE 30, 1998:                           Amount                Benefit              Amount
                                                               -------------------   -------------------   ----------------
Net unrealized gains (losses) on securities
  available for sale arising in 1998                           $             3,072   $            (1,060)  $          2,012
                                                               -------------------   -------------------   ----------------

Other comprehensive income                                     $             3,072   $            (1,060)  $          2,012
                                                               ===================   ===================   ================


                                                       COMMUNITYCORP

                                                                   Pre-tax               (Expense)           Net of tax
FOR THE THREE MONTHS ENDED JUNE 30, 1997:                           Amount                Benefit             Amount
                                                               -------------------   -------------------   ----------------
Net unrealized gains (losses) on securities
  available for sale arising in 1997                           $            47,261   $           (16,305)  $         30,956
                                                               -------------------   -------------------   ----------------

Other comprehensive income                                     $            47,261   $           (16,305)  $         30,956
                                                               ===================   ===================   ================

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of June 30, 1998 compared to December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the six months ended June 30, 1998, net interest income increased $201,895 or 16.20% over the same period in 1997. The net interest margin realized on earning assets increased slightly from 4.49% for the six months ended June 30, 1997 to 4.57% for the same period in 1998. Yields on earning assets increased slightly as a result of growth in loans while the increase in certificates of deposit resulted in higher yields on interest bearing liabilities. The interest rate spread decreased by 4 basis points from 3.75% at June 30, 1997 to 3.79% at June 30, 1998.

Net interest income increased from $639,030 for the quarter ending June 30, 1997 to $752,237 for the quarter ending June 30, 1998. This represents an increase of $113,207 or 17.72%. The net interest margin realized on earning assets increased from 4.52% for the quarter ended June 30, 1997 to 4.65% for the quarter ended June 30, 1998. The interest rate spread also increased by 21 basis points from 3.78% at June 30, 1997 to 3.99% at June 30, 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 1998, the provision charged to expense was $80,000. The increase of $15,000 from the comparable period in 1997 is a result of management's efforts to increase the allowance for loan losses to match the growth in the loan portfolio. For the quarter ended June 30, 1998 and 1997, the provision charged to expense was $50,000 and 35,000, respectively. Based on present information, management believes the allowance for loan losses is adequate at June 30, 1998 to meet presently known and inherent risks in the loan portfolio.

                                  COMMUNITYCORP

NON-INTEREST INCOME

Non-interest income during the six months ended June 30, 1998 was $158,778, an increase of $29,998 or 23.29% from the comparable period in 1997. The increase is primarily a result of an increase in service charges from $117,003 at June 30, 1997 to $141,414 at June 30, 1998. Overdraft and NSF fees increased by $12,485 to $93,475 at June 30, 1998. This change is a result of the increase in deposit accounts over the two periods. Deposits at June 30, 1997 were $52,230,191 compared to $64,476,813 at June 30, 1998.

For the quarter ended June 30, 1998, non-interest income increased $14,182 or 21.92% over the same period in 1997. This increase is primarily due to service charges which increased $14,012 or 23.41% from the quarter ended June 30, 1997 to the quarter ended June 30, 1998.

NON-INTEREST EXPENSE

Total non-interest expense for the six months ended June 30, 1998 was $827,523 or 36.77% higher than the six months ended June 30, 1997. Salaries and employee benefits increased from $269,013 at June 30, 1997 to $401,389 for the six months ended June 30, 1998. This increase is due to annual pay raises and salaries for the staff of the Ravenel branch that opened in October 1997.

For the quarter ended June 30, 1998, non-interest expense increased $116,180 or 38.74% over the same period in 1997. The largest increase between the quarter ended June 30, 1998 and the quarter ended June 30, 1997 was in salaries and benefits which increased $72,055 or 56.10%. As mentioned above, 1998 included salaries for the Ravenel branch that did not exist in 1997.

INCOME TAXES

The income tax provision for the six months ended June 30, 1998 was $227,540 as compared to $237,500 for the same period in 1997. The effective tax rates were 32.45% and 33.60% at June 30, 1998 and 1997, respectively. The effective tax rates were 31.79% and 34.02% for the quarter ended June 30, 1998 and June 30, 1997, respectively.

NET INCOME

The combination of the above factors resulted in net income for the six months ended June 30, 1998 of $473,600 as compared to $469,228 for the same period in 1997. This represents an increase of $4,372 or 0.93% over the same period in 1997. For the quarter ended June 30, 1998, net income was $249,015 as compared to $243,346 for the quarter ended June 30, 1997. This represents an increase of $5,669 or 2.33% from the quarter ending June 30, 1998 as compared to the quarter ending June 30, 1997.

ASSETS AND LIABILITIES

During the first six months of 1998, total assets increased $7,858,149 or 12.08% when compared to December 31, 1997. The primary reason for the increase in assets was due to an increase in federal funds sold and repurchase agreements of $5,270,000 during the first six months of 1998. In addition, loans increased $4,896,912 or 11.84% from December 31, 1997 to June 30, 1998. Total deposits increased $7,533,725 or 13.22% from the December 31, 1997 amount of $56,943,088.
Within the deposit area, certificates of deposit increased $4,870,267 or 19.81% during the first six months of 1998.

                                  COMMUNITYCORP

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

INVESTMENT SECURITIES

Investment securities decreased from $15,696,054 at December 31, 1997 to $13,123,224 at June 30, 1998. Securities held-to-maturity decreased $1,806,293 or 28.67% from December 31, 1997 to June 30, 1998. The maturing funds were invested in higher yielding loans.

LOANS

The demand for loans increased significantly in the Walterboro marketplace during the first six months of 1998. Net loans increased $4,873,423 or 12.00% during the period. Balances within the major loans receivable categories as of June 30, 1998 and December 31, 1997 are as follows:

                                                                                 June 30,            December 31,
                                                                                     1998                 1997
                                                                     --------------------     ---------------------
Commercial and industrial                                            $         30,740,436     $         28,463,885
Real estate                                                                     6,494,873                5,080,608
Consumer                                                                        8,505,604                7,104,280
Agricultural                                                                      232,668                  265,792
Other, net                                                                        280,445                  442,549
                                                                     --------------------     --------------------
                                                                     $         46,254,026     $         41,357,114
                                                                     ====================     ====================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                                             June 30,
                                                                     ---------------------------------------------
                                                                                1998                    1997
                                                                     --------------------     ---------------------
Loans:   Nonaccrual loans                                            $            605,974     $            613,875

   Accruing loans more than 90
     days past due                                                   $              7,419     $              9,256

Loans identified by the internal review mechanism:

   Criticized                                                        $            202,615     $            210,007

   Classified                                                        $            717,696     $            626,810


                                                       COMMUNITYCORP

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

RISK ELEMENTS IN THE LOAN PORTFOLIO -- continued

Activity in the Allowance for Loan Losses is as follows:

                                                                                       June 30,
                                                                     ---------------------------------------------
                                                                                     1998                   1997
                                                                     --------------------     --------------------
Balance, January 1,                                                  $            743,260     $            638,688
Provision for loan losses for the period                                           80,000                   65,000
Net loans (charged off) recovered for
  the period                                                                      (36,511)                  (7,448)
                                                                     --------------------     --------------------

Balance, end of period                                               $            786,749     $            696,240
                                                                     ====================     ====================

Gross loans outstanding, end of period                               $         46,254,026     $         35,983,107

Allowance for Loan Losses to
  loans outstanding                                                                  1.70%                    1.93%

DEPOSITS


At June 30, 1998, total deposits increased by $7,533,725 or 13.23% from December 31, 1997. Expressed in percentages, non-interest bearing deposits increased 10.21% and interest bearing deposits increased 13.59%.

Balances within the major deposit categories as of June 30, 1998 and December 31, 1997 are as follows:


                                                                             June 30,             December 31,
                                                                               1998                  1997
                                                                     --------------------     ---------------------
Non-interest bearing demand deposits                                 $          6,682,674     $          6,063,801
Interest bearing demand deposits                                               10,109,859               11,263,207
Savings deposits                                                               18,227,228               15,029,295
Certificates of deposit                                                        29,457,052               24,586,785
                                                                     --------------------     --------------------

                                                                     $         64,476,813     $         56,943,088
                                                                     ====================     ====================

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 71.33% at June 30, 1998 and 72.02% at December 31, 1997.

Securities available-for-sale which totaled $8,628,199 at June 30, 1998, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 1998, unused lines of credit totaled $2,500,00.

                                  COMMUNITYCORP

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

CAPITAL RESOURCES

Total shareholders' equity increased from $7,233,560 at December 31, 1997 to $7,618,785 at June 30, 1998. The increase of $385,225 is primarily attributable to earnings for the period of $473,600 with dividends paid out of $92,509. An increase of $3,134 in the fair value of securities available-for-sale resulted in an increase to total equity. The sale of $1,000 of treasury stock increased total equity.

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

The following table summarizes the Company's risk-based capital at June 30, 1998:


Shareholders' equity                                                 $          7,582,220
Less: intangibles                                                                  24,552
                                                                     --------------------
Tier I capital                                                                  7,557,668

Plus: allowance for loan losses (1)                                               638,559
                                                                     --------------------
Total capital                                                        $          8,196,227
                                                                     ====================

Risk-weighted assets                                                 $         51,084,716
                                                                     ====================

Risk based capital ratios
     Tier I                                                                        14.79%
     Total capital                                                                 16.04%
     Leverage ratio                                                                11.03%

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits - None

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

Items 1, 2, 3 and 5 are not applicable.

                                  COMMUNITYCORP

                           PART II - OTHER INFORMATION



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       COMMUNITYCORP




                                                By:    ______________________
                                                       W. Roger Crook
                                                       President & Chief
                                                        Executive Officer




Date:_____________                              By:    _______________________
                                                       Gwen P. Bunton
                                                       Chief Financial Officer