Form 10-Q
period 1998-09-30
COMMUNITYCORP
filed 1998-11-12
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (MARK ONE)

        X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ---                OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                            OR

       ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

         Condensed Consolidated Balance Sheets - September 30, 1998 and December 31, 1997...................3

         Condensed Consolidated Statements of Income - Nine months ended September 30, 1998 and 1997 and Three months ended September 30, 1998 and 1997.................................................4

         Condensed Consolidated Statement of Shareholders' Equity - Nine months ended September 30, 1998....5

         Condensed Consolidated Statements of Cash Flows - Nine months ended
          September 30, 1998 and 1997.......................................................................6

         Notes to Condensed Consolidated Financial Statements.............................................7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........8-13

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................................................13


      (a) Exhibits.........................................................................................13

      (b) Reports on Form 8-K..............................................................................13



                                       COMMUNITYCORP
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                                            SEPTEMBER 30,    DECEMBER 31,
                                                            1998            1997
                                                            -------------   --------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                   $   3,606,025   $   2,602,260
  Federal funds sold & repurchase agreements                    8,630,000       3,130,000
                                                            -------------   -------------
                                                               12,236,025       5,732,260

Securities available-for-sale                                  10,235,069       9,394,736

Securities held-to-maturity (estimated market value
  of $3,808,733 and $6,343,032 at September 30, 1998
  and December 31, 1997, respectively)                          3,747,976       6,301,318

Loans receivable                                               48,185,800      41,357,114
   Less allowance for loan losses                                (836,554)       (743,260)
                                                            -------------   ----------------
     Loans, net                                                47,349,246      40,613,854

Accrued interest receivable                                       680,563         726,318
Premises, furniture & equipment, net                            1,933,816       1,999,055
Other assets                                                      316,361         307,321
                                                            -------------   -------------
    Total assets                                            $  76,499,056   $  65,074,862
                                                            =============   =============


LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
  Non-interest bearing                                      $   7,163,440   $   6,063,801
  Interest bearing                                             60,528,500      50,879,287
                                                            -------------   -------------
                                                               67,691,940      56,943,088
Short-term borrowings                                             390,000         480,000
Accrued interest payable                                          416,215         342,661
Other liabilities                                                 112,126          75,553
                                                            -------------   -------------

    Total liabilities                                          68,610,281      57,841,302
                                                            -------------   -------------

SHAREHOLDERS' EQUITY:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued- Common stock, $5 par value, 3,000,000 shares
  authorized, 300,000 shares issued  and outstanding            1,500,000       1,500,000
Capital surplus                                                 1,731,708       1,731,708
Accumulated other comprehensive income                             64,290          38,431
Retained earnings                                               4,620,188       3,991,832
Treasury stock (1,543 shares in 1998 and 1,083 shares in 1997)    (27,411)        (28,411)
                                                              -----------   -------------

    Total shareholders' equity                                  7,888,775       7,233,560
                                                            -------------   -------------

    Total liabilities and shareholders' equity              $  76,499,056   $  65,074,862
                                                            =============   =============


                 See notes to condensed consolidated financial statements.


                                       COMMUNITYCORP
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)

                                              Nine Months Ended        Three Months Ended
                                              September 30,                  September 30,
                               ----------------------------------------------------------
                               1998           1997           1998           1997
                               -------------- -------------  -------------- -------------
Interest income:
   Loans, including fees       $   3,236,096  $   2,597,864  $   1,147,999  $     909,748
   Securities                        616,975        754,508        191,633        245,122
   Other interest income             327,189        165,710        163,774         76,715
                               -------------  -------------  -------------  -------------
      Total                        4,180,260      3,518,082      1,503,406      1,231,585
                               -------------  -------------  -------------  -------------

Interest expense:
   Deposit accounts                1,922,301      1,572,524        705,634        537,069
   Other interest expense             14,918         12,415          4,616          9,363
                               -------------  -------------  -------------  -------------
                                   1,937,219      1,584,939        710,250        546,432
                               -------------  -------------  -------------  -------------

Net interest income                2,243,041      1,933,143        793,156        685,153

Provision for loan losses            170,000        105,000         90,000         40,000
                               -------------  -------------  -------------  -------------
Net interest income after
  provision for loan losses        2,073,041      1,828,143        703,156        645,153
                               -------------  -------------  -------------  -------------

Other operating income:
   Service charges                   223,068        174,208         81,654         57,205
   Other income                       23,519         14,970          6,155          3,193
                               -------------  -------------  -------------  -------------
      Total                          246,587        189,178         87,809         60,398
                               -------------  -------------  -------------  -------------

Other operating expenses:
  Salaries and benefits              606,081        414,944        204,692        145,931
  Net occupancy expense               89,504         60,002         30,536         22,464
  Equipment expense                  171,892        132,605         59,786         47,758
  Other operating expenses           377,706        319,914        122,646        106,270
                               -------------  -------------  -------------  -------------
      Total                        1,245,183        927,465        417,660        322,423
                               -------------  -------------  -------------  -------------

Income before taxes                1,074,445      1,089,856        373,305        383,128
Income tax provision                 353,580        364,500        126,040        127,000
                               -------------  -------------  -------------  -------------

Net income                           720,865        725,356        247,265        256,128
                               =============  =============  =============  =============

Other comprehensive income,
  net of tax:
  Unrealized gains (losses)
  on securities
  during the period                   25,859        (17,025)        22,725         35,271
                               -------------  -------------  -------------  -------------
  Other comprehensive income          25,859        (17,025)        22,725         35,271
                               -------------  -------------  -------------  -------------

Comprehensive income           $     746,724  $     708,331  $     269,990  $     291,399
                               =============  =============  =============  =============
Earnings per share:
    Weighted average common sharea

           outstanding               298,669        298,723        298,686        298,648
                               =============  =============  =============  =============

Net income per common share    $        2.41  $        2.43  $        0.83  $        0.86
                               =============  =============  =============  =============


                 See notes to condensed consolidated financial statements.


                                       COMMUNITYCORP
                 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                        (UNAUDITED)





                                 Common Stock    Accumulated     Other                                  Total
                              ------------------   Capital    Comprehensive  Retained     Treasury   Shareholders'
                              Shares     Amount     Surplus      Income      Earnings      Stock        Equity
                              ------     ------     -------   ------------   --------    ----------   ----------
Balance,
  December 31, 1997           300,000   $1,500,000  $1,731,708   $  38,431   $3,991,832   $ (28,411)    $7,233,560

Cash dividends declared
  - $.31 per share                                                              (92,509)                   (92,509)

Other comprehensive
  income                                                            25,859                                  25,859

Sale of treasury stock                                                                        1,000          1,000

Net income
 for the period                                                                 720,865                    720,865
                              --------  ---------- -----------   ----------   ----------  ----------    ----------

Balance,
  September 30, 1998          300,000   $1,500,000 $1,731,708    $  64,290    $4,620,188   $ (27,411)    $7,888,775
                             ========= ==========  ==========    ==========   ==========   =========     ==========


                 See notes to condensed consolidated financial statements.




                                       COMMUNITYCORP
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                          1998           1997
                                                                 --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $     720,865  $     725,356
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                                      137,967        124,600
     Provision for possible loan losses                                170,000        105,000
     Amortization less accretion on investments                         (5,297)        19,702
     Amortization of deferred loan costs                                20,594         28,035
     (Increase) decrease in interest receivable and other assets       (34,024)        44,222
     Increase (decrease) in interest payable and other liabilities     167,231         75,707
                                                                      --------  -------------
         Net cash provided by operating activities                   1,177,336      1,122,622
                                                                 -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                               (6,925,986)    (3,119,178)
   Purchases of securities available-for-sale                       (5,999,349)    (2,217,357)
   Maturities of securities available-for-sale                       5,208,505      2,790,354
   Purchases of securities held-to-maturity                           (409,571)       (99,709)
   Maturities of securities held-to-maturity                         2,958,215        535,895
   Purchases of premises and equipment                                 (74,155)      (719,699)
   Disposal of premises and equipment                                    1,427          6,313
                                                                 -------------  -------------
         Net cash used by investing activities                      (5,240,914)    (2,823,381)
                                                                 -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                                10,748,852      3,689,485
   Increase (decrease) in short-term borrowings                        (90,000)       610,000
   Sale (purchase) of treasury stock                                     1,000        (10,000)
   Dividends paid                                                      (92,509)       (83,696)
                                                                 -------------  -------------
       Net cash provided by financing activities                    10,567,343      4,205,789
                                                                 -------------  -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                   6,503,765      2,505,030

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       5,732,260      3,022,087
                                                                 -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  12,236,025  $   5,527,117
                                                                 =============  =============

 Cash paid during the period for:
   Income taxes                                                  $     457,301  $     427,024
   Interest                                                      $   1,863,665  $   1,529,009

                 See notes to condensed consolidated financial statements.

                                    COMMUNITYCORP
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 1998 and for the interim periods ended September 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1997 Annual Report.

NOTE 2 - ADOPTION OF ACCOUNTING PRINCIPLE

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 1998 and 1997 and for the three months ended September 30, 1998 and 1997:


                                                   Pre-tax             (Expense)      Net of tax
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:       Amount              Benefit         Amount
                                                -------------         ----------     -----------
Net unrealized gains (losses) on securities
  available for sale arising in 1998          $      39,494        $     (13,635)     $    25,859
                                                -------------        -------------    -----------

Other comprehensive income                    $      39,494        $     (13,635)     $    25,859
                                              =============        =============      ===========


                                                   Pre-tax             (Expense)      Net of tax
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997:      Amount               Benefit         Amount
                                                -------------         ----------     -----------

Net unrealized gains (losses) on securities
  available for sale arising in 1997          $     (26,011)       $       8,986      $   (17,025)
                                                -------------        -------------    -----------

Other comprehensive income                    $     (26,011)       $       8,986      $   (17,025)
                                              =============        =============       ===========


                                                 Pre-tax               (Expense)      Net of tax
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:   Amount                  Benefit         Amount
                                                -------------         ----------     -----------

Net unrealized gains (losses) on securities
  available for sale arising in 1998          $      34,694        $     (11,969)    $    22,725
                                                -------------        -------------    -----------

Other comprehensive income                    $      34,694        $     (11,969)     $    22,725
                                              =============        =============      ===========







                                    COMMUNITYCORP

NOTE 2 - ADOPTION OF ACCOUNTING PRINCIPLE -- continued

                                                     Pre-tax             (Expense)      Net of tax
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997:       Amount                Benefit         Amount

Net unrealized gains (losses) on securities
  available for sale arising in 1997          $      53,850        $     (18,579)     $    35,271
                                               ------------        -------------      -----------

Other comprehensive income                    $      53,850        $     (18,579)     $    35,271
                                              =============        =============      ===========

Accumulated other comprehensive income consists solely of the unrealized gain (losses) on securities available for sale, net of the deferred tax effects.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of September 30, 1998 compared to December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the nine months ended September 30, 1998, net interest income increased $309,898 or 16.03% over the same period in 1997. The net interest margin realized on earning assets decreased slightly from 4.58% for the nine months ended September 30, 1997 to 4.54% for the same period in 1998. Yields on earning assets increased slightly as a result of growth in loans while the increase in interest rates of deposits resulted in higher yields on interest bearing liabilities. The interest rate spread decreased by 1 basis point from 3.83% at September 30, 1997 to 3.82% at September 30, 1998.

Net interest income increased from $685,153 for the quarter ending September 30, 1997 to $793,156 for the quarter ending September 30, 1998. This represents an increase of $108,003 or 15.76%. The net interest margin realized on earning assets decreased from 4.70% for the quarter ended September 30, 1997 to 4.48% for the quarter ended September 30, 1998. The interest rate spread also decreased by 6 basis points from 3.93% at September 30, 1997 to 3.87% at September 30, 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 1998, the provision charged to expense was $170,000. The increase of $65,000 from the comparable period in 1997 is a result of management's efforts to increase the allowance for loan losses to correspond with the growth in the loan portfolio. For the quarter ended September 30, 1998 and 1997, the provision charged to expense was $90,000 and 40,000, respectively. Based on present information, management believes the allowance for loan losses is adequate at September 30, 1998 to meet presently known and inherent risks in the loan portfolio.

                                    COMMUNITYCORP

NON-INTEREST INCOME

Non-interest income during the nine months ended September 30, 1998 was $246,587, an increase of $57,409 or 30.35% from the comparable period in 1997. The increase is primarily a result of an increase in service charges from $174,208 to $223,068 for the nine months ended September 30, 1998. Overdraft and NSF fees increased by $26,597 to $147,688 for the nine months ended September 30, 1998. This change is a result of the increase in deposit accounts over the two periods. Deposits at September 30, 1997 were $53,754,683 compared to $67,691,940 at September 30, 1998.

For the quarter ended September 30, 1998, non-interest income increased $27,411 or 45.38% over the same period in 1997. This increase is primarily due to an increase in service charges which increased $24,359 or 42.58% from the quarter ended September 30, 1997 to the quarter ended September 30, 1998.

NON-INTEREST EXPENSE

Total non-interest expense for the nine months ended September 30, 1998 was $1,245,183 or 34.26% higher than the nine months ended September 30, 1997. Salaries and employee benefits increased from $414,944 at September 30, 1997 to $606,081 for the nine months ended September 30, 1998. This increase is due to annual pay raises and salaries for the staff of the Ravenel branch that opened in October 1997.

For the quarter ended September 30, 1998, non-interest expense increased $95,237 or 29.54% over the same period in 1997. The largest increase between the quarter ended September 30, 1998 and the quarter ended September 30, 1997 was in salaries and benefits which increased $58,761 or 40.27%. As mentioned above, 1998 included salaries for the Ravenel branch that did not exist in 1997.

INCOME TAXES

The income tax provision for the nine months ended September 30, 1998 was $353,580 as compared to $364,500 for the same period in 1997. The effective tax rates were 32.91% and 33.44% at September 30, 1998 and 1997, respectively. The effective tax rates were 33.76% and 33.15% for the quarter ended September 30, 1998 and September 30, 1997, respectively.

NET INCOME

The combination of the above factors resulted in net income for the nine months ended September 30, 1998 of $720,865 as compared to $725,356 for the same period in 1997. This represents an decrease of $4,491 or 0.62% over the same period in 1997. For the quarter ended September 30, 1998, net income was $247,265 as compared to $256,128 for the quarter ended September 30, 1997. This represents an decrease of $8,863 or 3.46% from the quarter ending September 30, 1998 as compared to the quarter ending September 30, 1997.

ASSETS AND LIABILITIES

During the first nine months of 1998, total assets increased $11,424,194 or 17.56% when compared to December 31, 1997. The primary reason for the increase in assets was due to an increase in gross loans which increased $6,828,686 or 16.51% from December 31, 1997 to September 30, 1998. Total deposits increased $10,748,852 or 18.88% from the December 31, 1997 amount of $56,943,088 to
$67,691,940 at September 30, 1998. Within the deposit area, certificates of deposit increased $8,448,463 or 34.36% during the first nine months of 1998.

                                    COMMUNITYCORP

INVESTMENT SECURITIES

Investment securities decreased from $15,696,054 at December 31, 1997 to $13,983,045 at September 30, 1998. Securities held-to-maturity decreased $2,553,342 or 40.52% from December 31, 1997 to September 30, 1998. The maturing funds were invested in higher yielding loans.

LOANS

The demand for loans increased significantly in the Walterboro marketplace during the first nine months of 1998. Net loans increased $6,735,392 or 16.58% during the period. Balances within the major loans receivable categories as of September 30, 1998 and December 31, 1997 are as follows:

                                                September 30,     December 31,
                                                    1998             1997
                                                --------------    -------------

Commercial and industrial                       $  32,002,217   $   28,463,885
Real estate                                         6,764,105        5,080,608
Consumer                                            8,883,313        7,104,280
Agricultural                                          200,176          265,792
Other, net                                            335,989          442,549
                                                -------------   --------------
                                                $  48,185,800   $   41,357,114
                                                =============   ==============

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                           September 30,
                                                       1998            1997
                                                     ---------     ------------
Loans:   Nonaccrual loans                           $ 810,560   $      518,869

   Accruing loans more than 90
     days past due                                  $   4,000   $            0

Loans identified by the internal review mechanism:

   Criticized                                       $ 197,758   $      205,712

   Classified                                       $ 700,796   $      681,791

                                    COMMUNITYCORP

Activity in the Allowance for Loan Losses is as follows:
                                                         September 30,
                                                       1998            1997
                                                    ---------     -------------
Balance, January 1,                             $     743,260   $      638,688
Provision for loan losses for the period              170,000          105,000
Net loans (charged off) recovered for
  the period                                          (76,706)         (11,791)
                                                -------------   --------------

Balance, end of period                          $     836,554   $      731,897
                                                =============   ==============

Gross loans outstanding, end of period          $  48,185,800   $   38,233,197

Allowance for Loan Losses to
  loans outstanding                                     1.73%            1.91%

DEPOSITS

At September 30, 1998, total deposits increased by $10,748,852 or 18.88% from December 31, 1997. Expressed in percentages, non-interest bearing deposits increased 18.13% and interest bearing deposits increased 18.97%.

Balances within the major deposit categories as of September 30, 1998 and December 31, 1997 are as follows:

                                                September 30,    December 31,
                                                     1998            1997
                                                -------------    ------------

Non-interest bearing demand deposits            $   7,163,440   $    6,063,801
Interest bearing demand deposits                   10,837,899       11,263,207
Savings deposits                                   16,655,353       15,029,295
Certificates of deposit                            33,035,248       24,586,785
                                                -------------   --------------

                                                $  67,691,940   $   56,943,088
                                                =============   ==============

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 70.66% at September 30, 1998 and 72.02% at December 31, 1997.

Securities available-for-sale which totaled $10,235,069 at September 30, 1998, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 1998, unused lines of credit totaled $2,500,000.

                                    COMMUNITYCORP

CAPITAL RESOURCES

Total shareholders' equity increased from $7,233,560 at December 31, 1997 to $7,888,775 at September 30, 1998. The increase of $655,215 is primarily attributable to earnings for the period of $720,865 with dividends paid out of $92,509. An increase of $25,859 in the fair value of securities available-for-sale resulted in an increase to total equity. The sale of $1,000 of treasury stock increased total equity.

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

The following table summarizes the Company's risk-based capital at September 30, 1998:

Shareholders' equity                            $   7,824,485
Less: intangibles                                      21,772
                                                -------------
Tier I capital                                      7,802,713

Plus: allowance for loan losses (1)                   662,305
                                                -------------
Total capital                                   $   8,465,018
                                                =============

Risk-weighted assets                            $  52,984,431
                                                =============

Risk based capital ratios
    Tier I                                             14.73%
    Total capital                                      15.98%
    Leverage ratio                                     10.12%

(1) limited to 1.25% of risk-weighted assets

REGULATORY MATTERS

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

                                    COMMUNITYCORP

YEAR 2000

Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year, which may result in widespread computer malfunctions. While the Bank believes that it has available resources and has adopted a plan to address Year 2000 compliance, it is still dependent to a certain degree on other third party vendors. The Bank acquired a new data processing system in early 1997 which the Bank believes is Year 2000 compliant. However, testing for this new system will not be completed until the first quarter 1999, and there can be no assurances that the testing will be successful. The Bank anticipates incurring approximately $15,000 in expenses to upgrade its computer systems to become Year 2000 compliant.

The Bank anticipates that the costs to upgrade other ancillary systems will not materially differ from normal costs incurred during prior years to upgrade and maintain its computer systems. However, the Bank has not completed an evaluation of all its internal systems and software and the network connections it maintains, and it may incur additional costs. The Bank is seeking assurances about the Year 2000 compliance with respect to the other third party hardware and software systems it uses, and the Bank believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. The Bank has established time lines for testing all ancillary systems, such as telephone systems and security devices, by December 31, 1998. There can be no assurances that all hardware and software that the Bank uses will be Year 2000 compliant, and the Bank cannot predict with any certainty the costs it will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Bank's inability to control third party modification plans, the Bank's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

Further, the business of many of the Bank's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Bank's customers in solving Year 2000 issues could negatively affect those customers' ability to repay any loans which the Bank may have extended. Therefore, even if the Bank does not incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Bank's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Bank's business, financial condition, or results of operations.

The Bank has developed a Contingency Plan (Plan) to ensure its ability to continue as a functioning entity after January 1, 2000. The Plan includes remediation contingency planning and business resumption contingency planning. The remediation contingency plans are designed to ensure that responsible personnel, vendors and service providers adhere to the Bank's Year 2000 plans and objectives. The business resumption contingency plans are designed to provide assurance that mission-critical functions will continue in the event that systems or applications fail as a result of year 2000 problems.

                             PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - None

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

Items 1, 2, 3, 4 and 5 are not applicable.

                                    COMMUNITYCORP

                             PART II - OTHER INFORMATION



                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COMMUNITYCORP




                                 By:__________________________________
                                      W. Roger Crook
                                      President & Chief Executive Officer




Date:___________                 By:___________________________________
                                      Gwen P. Bunton
                                      Chief Financial Officer