Form 10-K405
period 1998-12-31
COMMUNITYCORP
filed 1999-03-26
CIK 1020347


                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                          FORM 10-K

                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                           FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                               COMMISSION FILE NUMBER 33-76644

                                        COMMUNITYCORP
----------------------------------------------------------------------------------------------------------
                    (Exact name of Registrant as specified in its charter)

                     SOUTH CAROLINA                                                57-1019001
----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


1100 N. JEFFERIES BLVD. WALTERBORO, SOUTH CAROLINA                                    29488
--------------------------------------------------                             ------------------
(Address of principal executive offices)                                            (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  843/549-2265
                                                    ------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT - NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $5 PER SHARE
------------------------------------------------------------------------------------------------------------
                                       (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                     --   --

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of the Common Stock ($5 par value per share) held by non-affiliates of the registrant as of March 8, 1999 was $5,157,297. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shown owned by "affiliates", a status which each of the directors individually disclaims.

The number of shares outstanding of the issuer's classes of common stock as of March 8, 1999 - 300,000 shares of Common Stock, $5 Par Value.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

No documents have been incorporated by reference.

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

EMPLOYEES. As of March 9, 1998, the Company and the Bank had 23 full-time and 2 part-time employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and they consider their relations with employees to be good.

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

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this PART I, Item 1 (Business) and in
Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form !0-K that such forward- looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

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

No matters were submitted to a vote of security holders in the fourth quarter of 1998.


                                     PART II

ITEM 5.        MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                      STOCKHOLDER MATTERS

As of December 31, 1998, there were 610 holders of the Company's Common Stock. Currently, there is no established trading market for the Company's Common Stock. Based on information known to management, its Common Stock has traded in the range of $ 24.00 to $ 30.00 per share.

Holders of the Company's Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available thereof. The Company paid cash dividends of $.31 and $.28 per share during 1998 and 1997, respectively. Any cash dividends paid by the Bank are paid to the Company as the sole shareholder of the Bank.

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

ITEM 6.        SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data concerning the Company. The selected financial data has been derived from the consolidated financial statements which have been audited by Tourville, Simpson & Henderson, L.L.P., independent accountants. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.


Year ended December 31                1998        1997         1996        1995        1994
                                    --------     -------     --------     -------     -------
(Dollars in thousands,
  except per share)

BALANCE SHEET:
  Securities available for sale     $ 10,744    $  9,395     $ 10,188     $ 4,965     $ 5,541
  Securities held to maturity          5,192       6,301        6,810       5,008       6,560
  Allowance for loan losses              929         743          639         617         550
  Net loans                           50,950      40,614       34,515      29,598      25,224
  Premises and equipment - net         1,906       1,999        1,262         818         764
  Total assets                        89,503      65,075       56,778      47,848      40,622
  Non-interest bearing deposits        8,533       6,064        5,674       4,690       4,656
  Interest bearing deposits           71,816      50,879       44,391      35,950      27,981
  Total deposits                      80,349      56,943       50,065      40,640      32,637
  Short-term borrowings                  410         480            -         990       3,044
  Total liabilities                   81,333      57,841       50,395      42,234      35,793
  Total shareholders' equity           8,170       7,234        6,383       5,614       4,829

RESULTS OF OPERATIONS:
  Interest income                   $  5,748     $ 4,749     $  4,151     $ 3,557     $ 3,035
  Interest expense                     2,674       2,131        1,937       1,524       1,141
                                    --------     -------     --------     -------     -------
  Net interest income                  3,074       2,618        2,214       2,033       1,894
  Provision for loan losses              260         135          130         125         120
                                    --------     -------     --------     -------     -------
  Net interest income after
    provision                          2,814        2,483       2,084       1,908       1,774
  Other income                           342         258          224         176         151
  Other expenses                       1,630       1,329        1,072         952         886
  Income tax expense                     500         468          417         397         352
                                    --------     -------     --------     -------     -------

  Net income                        $  1,026     $   944     $    819     $   735     $   687
                                    ========     =======     ========     =======     =======


CASH DIVIDENDS PAID:                $     93     $    84     $     75     $    63     $    54
                                    ========     =======     ========     =======     =======

PER SHARE DATA:
  Weighted average common
    shares outstanding               298,390     298,646      299,420     300,000     300,000
  Net income                        $   3.44     $  3.16     $   2.73     $  2.45     $  2.29
  Cash dividends paid               $    .31     $   .28     $    .25     $   .21     $   .18
  Period end book value             $  27.37     $ 24.24     $  21.32     $ 18.71     $ 16.10


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE PRECEDING "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO AND THE OTHER FINANCIAL DATA INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

GENERAL

Communitycorp is a South Carolina corporation organized on March 13, 1995 to be a bank holding company (the Company). The Company's subsidiary, Bank of Walterboro, is a state-chartered commercial bank with two banking locations. The Bank's main office and operations center is located at 1100 North Jefferies Boulevard, Walterboro, South Carolina. The Bank opened its first branch on October 6, 1997 at 6225 Savannah Highway, Ravenel, South Carolina. The Company's primary market area is Colleton and Charleston Counties. Depository accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. The Bank, which received its charter on October 11, 1988 and opened for business on May 1, 1989, is dedicated to providing prompt, efficient, personal service to its customers. A full range of deposit services for individuals and businesses are offered by the Bank. Deposit products include checking accounts, savings accounts, certificates of deposit, money market accounts, and IRA's.

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

The earnings and growth of the banking industry and the Company are and will be affected by general conditions of the economy and by the fiscal and monetary policies of the federal government and its agencies, including the Board of Governors of the Federal Reserve System (the Board). The Board regulates money and credit conditions and, as a result, has a strong influence on interest rates and on general economic conditions. The effect of such policies in the future on the business and earnings of the Company cannot be predicted with certainty.

As of December 31, 1998, the Company had seventeen full-time and two part-time employees in the Walterboro branch and six full-time employees at the Ravenel branch.

RESULTS OF OPERATIONS

This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of Communitycorp and its subsidiary, Bank of Walterboro. This commentary should be read in conjunction with the consolidated financial statements and the related notes and the other statistical information in this report.

1998 COMPARED TO 1997

Net income for the year ended December 31, 1998 was $1,026,338, or $3.44 per share, compared to $944,374, or $3.16 per share, for the year ended December 31, 1997. An increase in net interest income of $456,132 over the 1997 amount of $2,617,630 contributed to this overall increase. Other income increased $83,150, or 32.10%, over 1997. Other expenses increased from $1,329,266 for 1997 to $1,629,416 for 1998. A primary reason for the $300,150 increase in other expenses was attributable to salaries and employee benefits, which in addition to normal pay raises, was also affected by salaries paid for a full year in 1998 at the Ravenel branch compared to only three months in 1997.

1997 COMPARED TO 1996

Net income for the year ended December 31, 1997 was $944,374, or $3.16 per share, compared to $818,719, or $2.73 per share, for the year ended December 31, 1996. An increase in net interest income of $403,739 over the 1996 amount of $2,213,891 contributed to this overall increase. Other income increased $34,733, or 15.49%, over 1996. Other expenses increased from $1,071,882 for 1996 to $1,329,266 for 1997. Expenses associated with opening a second branch in Ravenel were a contributing factor to the increase in other expenses. In addition to hiring employees to service the branch, other expenses such as supplies and stationery were purchased.

NET INTEREST INCOME

GENERAL. To a large degree, earnings are dependent on net interest income. It represents the difference between interest earned on assets and interest paid on liabilities. Interest rate spread and net interest margin are two significant elements in analyzing the Company's net interest income. Interest rate spread is the difference between the yield on average earning assets and the rate on average interest bearing liabilities. Net interest margin is net interest income divided by earning assets.

Net interest income increased from $2,617,630 in 1997 to $3,073,762 in 1998, resulting in an increase of 17.43%. Income from loans increased by 25.41% to $4,455,655 for 1998 as compared to $3,552,858 for 1997. This increase was attributable to the growth in the loan portfolio from $41,357,114 in 1997 to $51,879,654 in 1998. There was a decrease in investment income of $149,512 from the 1997 amount of $987,417 as the Company elected to shift its resources among interest-earning assets. The net interest spread and net interest margin were 3.80% and 4.51% in 1998 as compared to 3.86% and 4.61% in 1997.

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

AVERAGE BALANCES, INCOME, EXPENSES, AND RATES. The following table sets forth, for the periods indicated, the weighted average yields earned, the weighted average yields paid, the net interest spread, and the net interest margin on earning assets. The table also indicates the average monthly balance and the interest income or expense by specific categories.

AVERAGE BALANCES, INCOME, EXPENSES, AND RATES


                                        1998                              1997
                           -----------------------------      -------------------------------
                             Average   Income/    Yield/       Average   Income/       Yield/
                            Balance    Expense     Rate       Balance    Expense       Rate
                           ---------   -------   -------      --------   -------       ------
(Dollars in thousands)

ASSETS:
Time deposits in other
  banks                     $      - $      -         -%      $      8      $    1       5.50%
Taxable securities (1)        10,282      670      6.52%        13,254         851       6.42%
Tax-exempt securities (1)      3,771      168      4.46%         3,063         137       4.47%
Federal funds sold             8,175      455      5.57%         3,754         208       5.54%
Loans (2)                     45,905    4,455      9.70%        36,668       3,552       9.69%
                            --------   -------   --------     ---------    --------     ------
    Total earning assets      68,133    5,748      8.43%        56,747       4,749       8.37%
                                       -------                           --------

Cash and due from banks        3,296                             2,231
Allowance for loan losses       (793)                             (692)
Premises and equipment         1,975                             1,578
Other assets                   1,055                               923
                            --------                          --------
    Total assets            $ 73,666                          $ 60,787
                            ========                          ========

LIABILITIES:
Interest bearing deposits   $ 57,316    2,655      4.63%     $  46,892       2,113       4.51%
Short-term borrowings            414       19      4.59%           379          18       4.75%
                            --------   --------               --------   ---------
    Total interest-
     bearing liabilities      57,730    2,674      4.63%        47,271       2,131       4.51%
                                       --------                          ---------

Non-interest bearing
  deposits                     7,786                             6,376
Accrued interest and
 other liabilities               543                               452
Shareholders' equity           7,607                             6,688
                            --------                          --------
    Total liabilities and
       shareholders'
       equity               $ 73,666                         $  60,787
                           ==========                         =========

Net interest income/
 interest rate spread                  $  3,074      3.80%               $   2,618       3.86%
                                       ========   ========               =========    ========

Net interest margin on earning assets                4.51%                               4.61%
                                                  ========                            ========

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


ANALYSIS OF CHANGES IN NET INTEREST INCOME               1998 compared to 1997
                                                     Due to increase (decrease) in

(Dollars in thousands)                     Volume        Rate          Volume/Rate    Total

EARNING ASSETS
  Deposits in other banks                  $   (1)       $    -        $    -         $   (1)
  Taxable securities                         (191)           13            (3)          (181)
  Tax-exempt securities                        32             -             -             32
  Federal funds sold                          245             1             1            247
  Loans                                       895             5             1            901
                                           ------        ------        ------         ------
        Total interest income                 980            19            (1)           998
                                           ------        ------        ------         ------
INTEREST-BEARING LIABILITIES
  Interest bearing deposits                   470            58            13            541
  Short-term borrowings                         2            (1)            -              1
                                           ------        ------        ------         ------
        Total interest expense                472            57            13            542
                                           ------        ------        ------         ------
        Net interest income                $  508        $  (38)       $  (14)        $  456
                                           ======        ======        ======         ======

                                                         1997 compared to 1996
                                                      Due to increase (decrease) in

(Dollars in thousands)                     Volume        Rate          Volume/Rate    Total
EARNING ASSETS
  Deposits in other banks                  $    -        $    -        $    -         $    -
  Taxable securities                           51            22             1             74
  Tax-exempt securities                        17             5             1             23
  Federal funds sold                          (12)            4             -             (8)
  Loans                                       520           (10)           (2)           508
                                           ------        ------        ------         ------
        Total interest income                 576            21             -            597
                                           ------        ------        ------         ------
INTEREST-BEARING LIABILITIES
  Interest bearing deposits                   241           (46)           (6)           189
  Short-term borrowings                         8            (2)           (1)             5
                                           ------        ------        ------         ------
        Total interest expense                249           (48)           (7)           194
                                           ------        ------        ------         ------
        Net interest income                $  327        $   69        $    7         $  403
                                           ======        ======        ======         ======


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

The following table presents the Company's rate sensitivity at each of the time intervals indicated as of December 31, 1998. The table may not be indicative of the Company's rate sensitivity position at other points in time.


INTEREST SENSITIVITY ANALYSIS

                                                After six
                           Within  After three  through    Within   Greater than
                           three   through six  twelve      one     One Year or
(Dollars in thousands)     months  months       months      year    Nonsensitive    Total
                           ------  ----------   ------     ------  -------------   -------
ASSETS
Interest earning assets:
  Federal funds sold and
    securities purchased
    under agreements to
    resell               $   15,610    $     -   $     -   $ 15,610     $     -   $ 15,610
  Investment securities         310        125       904      1,339      14,597     15,936
  Loans (1)                   9,852      4,241     9,466     23,559      27,454     51,013
                           --------   --------   -------    -------    --------    -------

           Total             25,772      4,366    10,370    $40,508    $ 42,051    $82,559
                           --------   --------   -------    =======    ========    =======

LIABILITIES Interest
 bearing liabilities:
  Demand deposits            19,873          -         -     19,873           -     19,873
  Savings deposits           13,731          -         -     13,731           -     13,731
  Time deposits              16,493      9,940     9,525     35,958       2,254     38,212
  Short-term borrowings         410          -         -        410           -        410
                             ------       ----     -----    -------     -------    -------

           Total             50,507      9,940     9,525    $69,972    $  2,254    $72,226
                           --------   --------   -------    =======    ========    =======

Period gap                  (24,735)    (5,574)      845    (29,464)     39,797

Cumulative gap              (24,735)   (30,309)  (29,464)   (29,464)     10,333

Ratio of cumulative gap to
  total earning assets       (29.96)%   (36.71)%  (35.69)%   (35.69)%    12.52%
---------------------

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

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. The Company currently is liability sensitive over periods with maturity dates of less than twelve months. However, the Company's gap analysis is not a precise indicator of its interest sensitive position. The analysis presents a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's Statement of Operations, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. Currently, the allowance for loan losses is evaluated on an overall portfolio basis. Although an informal allocation was used in the past, management intends to implement a more formal allocation system in the future. This system will allocate the allowance to loan categories, and will be implemented at the time the size and mix of the portfolio support such a system. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

The Company's allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors.

The reserve for loan losses was 1.79% of total loans on December 31, 1998 and 1997. Management's goal will be to keep the reserve at 1.75% to 2.00% of total loans. As the Company continues to mature, management will evaluate its reserve policy and adjust the policy based on historical loss experience, changes in economic conditions, growth in the portfolio, and evaluations of specific loans. Management believes the level of the allowance for loan losses is sufficient to provide for potential losses in the loan portfolio.

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



ALLOWANCE FOR LOAN LOSSES                                            1998           1997
                                                                  -----------    -----------

Loans outstanding at end of year                                  $51,879,654    $41,357,114
                                                                  ===========    ===========

Average amount of loans outstanding                               $45,905,458    $36,667,794
                                                                  ===========    ===========

Balance, beginning of year                                        $   743,260    $   638,688
                                                                  -----------    -----------
Loans charged off:
  Commercial, financial, and agricultural                              64,544         13,734
  Real estate-mortgage                                                  2,000              -
  Consumer                                                             25,565         29,577
                                                                  -----------    -----------
          Total loans charged off                                      92,109         43,311
Recoveries of previous loan losses:
  Commercial, financial, and agricultural                              14,981          6,587
  Real estate-mortgage                                                      -              -
  Consumer                                                              3,350          6,296
                                                                  -----------    -----------
          Total recoveries                                             18,331         12,883
                                                                  -----------    -----------
          Net charge-offs                                              73,778         30,428
                                                                  -----------    -----------

Provision charged to operations                                       260,000        135,000
                                                                  -----------    -----------

Balance, end of year                                              $   929,482    $   743,260
                                                                  ===========    ===========

Ratios:
  Net charge-offs to average loans outstanding                           .16%           .08%
  Net charge-offs to loans at end of year                                .14%           .07%
  Allowance for loan losses to average loans                            2.02%          2.03%
  Allowance for loan losses to loans, end of year                       1.79%          1.79%
  Net charge-offs to allowance for loan losses                          7.94%          4.09%
  Net charge-offs to provision for loan losses                         28.38%         22.54%

NONPERFORMING ASSETS. The following table sets forth the Company's nonperforming assets for the dates indicated:

                                                                   1998           1997
                                                                  -----------    -----------

Nonaccrual loans                                                  $   866,785    $   561,381
Restructured or impaired loans                                              -              -
                                                                  -----------    -----------

           Total nonperforming loans                              $   866,785    $   561,381
                                                                  ===========    ===========


Loans 90 days or more past due and still accruing interest         $    4,956       $  5,133
                                                                   ==========       ========

POTENTIAL PROBLEM LOANS. At December 31, 1998, through their internal review mechanisms the Company had identified $187,032 of criticized loans and $812,695 of classified loans. The results of this internal review process are the primary determining factor in management's assessment of the adequacy of the allowance for loan losses.

NON-INTEREST INCOME AND EXPENSE

NON-INTEREST INCOME. Other income increased $83,150 or 32.10% to $342,147 for the year ended December 31, 1998. Service charges on deposit accounts increased from $238,051 for 1997 to $311,086 for the year ended December 31, 1998. NSF and overdraft fees increased $40,904 or 24.71% to $206,414 for the year ended December 31, 1998 as compared to the same period a year earlier. In addition, fees from check sales increased from $16,754 in 1997 to $20,210 for the year ended December 31, 1998.

Other income increased $34,733 or 15.49% to $258,997 for the year ended December 31, 1997. Service charges on deposit accounts increased from $203,929 for 1996 to $238,051 for the year ended December 31, 1997. NSF and overdraft fees of $24,922, or 73.04%, contributed a significant portion of this increase. In addition, fees from check sales increased from $8,939 in 1996 to $16,754 for the year ended December 31, 1997.

NON-INTEREST EXPENSE. The Company had an increase in non-interest expenses of $300,150, or 22.58%, to a total of $1,629,416 for the year ended December 31, 1998. Annual pay raises and a full twelve months of salaries for the staff at the Ravenel branch contributed to an increase of $172,252, or 28.59%, in salaries and employee benefits. Net occupancy expense increased $20,877, or 9.19%, to $248,097 at December 31, 1998. Other operating expenses increased $62,458, or 13.71%, over the 1997 amount of $455,489.

The Company had an increase in non-interest expenses of $257,384, or 24.01%, to a total of $1,329,266 for the year ended December 31, 1997. Annual pay raises and the addition of five employees for the Ravenel branch contributed to an increase of $121,203, or 25.18%, in salaries and employee benefits. Employees for the Ravenel branch began employment in September, 1997. Net occupancy expense increased $83,172, or 57.74%, to $227,220 at December 31, 1997. This increase is partially attributable to depreciation on the new branch. Other operating expenses increased $65,392, or 16.76%, over the 1996 amount of $390,097. The purchase of supplies for the new branch was a contributing factor to this increase.

INCOME TAXES. The Company's income tax expense for 1998 was $500,155, an increase of $32,168 over the 1997 expense of $467,987. The increase in the expense results primarily from increased income before taxes. The Company's effective tax rates for the years ended December 31, 1998 and 1997 were 32.77% and 33.14%, respectively.

EARNING ASSETS

LOANS. Loans are the largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $45,905,458 in 1998 compared to $36,667,794 in 1997, an increase of $9,237,664, or 25.19%. At
December 31, 1998, total loans were $51,879,654 compared to $41,357,114 at December 31, 1997.

The Company's ratio of loans to deposits was 64.57% on December 31, 1998 as compared to 72.63% on December 31, 1997. The loan to deposit ratio is used to monitor a financial institution's potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan to deposit ratio is indicative of higher interest income since loans yield a higher return than alternative investment vehicles. Management has concentrated on maintaining quality in the loan portfolio while continuing to increase the deposit base.

The Company extends credit primarily to consumers and small businesses in Walterboro and Ravenel, South Carolina, and, to customers in surrounding areas. The Company's service area is mixed in nature. The economy of Walterboro is a regional business center whose economy contains elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. Outside the incorporated city limits of Walterboro, the economy includes manufacturing, agriculture, timber, and recreational activities. Loan growth in the Ravenel area is also expected to come primarily from consumer loans and small businesses in neighboring Charleston County. No particular category or segment of the economies previously described are expected to grow or contract disproportionately in 1999. Management is of the opinion that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries. The loan demand remains strong in the Company's market area, supported in part, by customers moving from larger financial institutions after recent mergers.


LOAN PORTFOLIO COMPOSITION
                                                 1998                       1997
                                    ---------------------------------------------------------
                                                   Percent of                    Percent of
                                      Amount       Total          Amount         Total

Commercial, financial and
  agricultural                    $   34,895,290         67.26%   $28,729,677          69.46%
Real estate loans                      7,813,792         15.06      5,080,608          12.28
Consumer and other loans               9,170,572         17.68      7,546,829          18.26
                                    ------------   -----------    -----------    -----------
          Total gross loans           51,879,654        100.00%    41,357,114         100.00%
                                                   ===========                   ===========

Allowance for loan losses               (929,482)                    (743,260)
                                    ------------                  -----------

          Total net loans           $ 50,950,172                  $40,613,854
                                    ============                  ===========

Commercial, financial and agricultural loans increased $6,165,613, or 21.46%, to $34,895,290 at December 31, 1998. Real estate loans totaled $7,813,792 at December 31, 1998. This was an increase of $2,733,184, or 53.80%, over the 1997 amount of $5,080,608. Consumer and all other loans increased $1,623,743, or 21.52%, to $9,170,572 at December 31, 1998.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The following table summarizes the loan maturity distribution, by type, at December 31, 1998 and related interest rate characteristics:


                                     One year      One to         After
                                    or less        five years     five years     Total

Commercial, financial and
  agricultural                      $ 15,784,619   $18,831,058    $   279,613   $ 34,895,290
Real estate loans                      3,533,870     4,074,287        205,635      7,813,792
Consumer and other loans               4,240,644     4,735,530        194,398      9,170,572
                                    ------------   -----------    -----------    -----------

                                    $ 23,559,133   $27,640,875    $   679,646    $51,879,654
                                    ============   ===========    ===========    ===========

Loans maturing after one year
  with:
        Fixed interest rates                                                     $28,320,521
        Floating interest rates                                                            -
                                                                                 -----------
                                                                                 $28,320,521
                                                                                 ===========

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

SHORT-TERM INVESTMENTS. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell, averaged $8,175,065 in 1998, as compared to $3,753,734 in 1997. At December 31, 1998, short-term investments totaled $15,610,000. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

INVESTMENT SECURITIES. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities, stated at historical cost, averaged $14,053,391 in 1998, compared to $16,317,411 in 1997. At December 31, 1998, the total securities portfolio was $15,936,486. Securities designated as available for sale totaled $10,744,051 and were recorded at estimated fair market value, and securities designated as held to maturity totaled $5,192,435 and were recorded at amortized cost. The investment objectives of the Company include maintaining and investing in a portfolio of high quality and highly liquid investments with competitive returns. Based on these objectives, the Company's investments are primarily in U.S. Treasuries and obligations of U.S. Agencies.

INVESTMENT PORTFOLIO. The following tables summarize the carrying value of investment securities as of the indicated dates and weighted average yields of those securities at December 31, 1998 and 1997.

INVESTMENT SECURITIES PORTFOLIO COMPOSITION


                                                                         December 31,
                                                                  --------------------------
HELD TO MATURITY (1)                                                 1998           1997
                                                                  -----------    -----------

U.S. Treasury and U.S. Government agencies                        $   200,068    $ 2,550,676
Obligations of states and political subdivisions                    4,390,314      2,443,742
Mortgage-backed securities                                            602,053      1,306,900
                                                                  -----------    -----------

                                                                  $ 5,192,435    $ 6,301,318
                                                                  ===========    ===========

AVAILABLE FOR SALE (1)

U.S. Treasury and U.S. Government agencies                        $ 8,868,075    $ 7,521,209
Obligations of states and political subdivisions                    1,460,288        984,373
Mortgage-backed securities                                            415,688        889,154
                                                                  -----------    -----------

                                                                  $10,744,051    $ 9,394,736
                                                                  ===========    ===========

(1) Held to maturity securities are stated at amortized cost and available for sale securities are stated at fair value.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS


                                                                  1998
                                      -------------------------------------------------------------
                                      Available for Sale    Yield(1)   Held to Maturity    Yield(1)

U.S. Treasury and U.S. Government
  agencies due:
  Within one year                           $  704,312        6.25%       $       -            -
  After one year but
    within five years                        5,458,835        8.96%         200,068        5.73%
  After five years but
    within ten years                         2,704,928        6.37%               -            -
                                            ----------                    ---------
                                             8,868,075        7.95%         200,068        5.73%
                                            ----------                    ---------

Obligations of state and political
 subdivisions due:
  Within one year                                    -            -         635,118        6.70%
  After one year but
    within five years                          437,623        7.08%       1,153,118        6.88%
  After five years but
    within ten years                           485,190        7.21%       1,451,702        6.46%
  After ten years                              537,475        6.69%       1,150,376        6.65%
                                            ----------                    ---------
                                             1,460,288        6.98%       4,390,314        6.65%
                                            ----------                    ---------

Mortgage-backed securities due:
  Within one year                                    -            -          14,834        5.00%
  After one year but
    within five years                                -            -         288,694        5.48%
  After five years but
    within ten years                                 -            -         298,525        6.58%
  After ten years                              415,688        4.61%               -            -
                                            ----------                    ---------
                                               415,688        4.61%         602,053        6.01%
                                            ----------                    ---------
Total due:
  Within one year                              704,312        6.25%         649,952        6.66%
  After one year but
    within five years                        5,896,458        8.82%       1,641,880        6.49%
  After five years but
    within ten years                         3,190,118        6.50%       1,750,227        6.48%
  After ten years                              953,163        5.78%       1,150,376        6.65%
                                            ----------                    ---------

                                            $10,744,051       7.69%       $5,192,435       6.54%
                                            ===========                   ==========

---------------------

(1) Tax equivalent yield has been calculated using an incremental rate of 34%.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

DEPOSITS. During 1998, the Company experienced significant growth in overall deposits. Total average deposits increased $11,833,354 or 22.21% over 1997 average deposits of $53,268,009. The following table summarizes the Bank's deposits for the years ended December 31, 1998 and 1997.


DEPOSITS                                         1998                          1997
                                    -----------------------------------------------------------
                                                      Percent                        Percent
                                      Amount        of Deposits      Amount        of Deposits

Non-interest bearing demand         $  8,532,818         10.62%   $ 6,063,801          10.65%
Interest bearing transaction
  accounts                            16,485,481         20.52     11,263,207          19.78
Savings                               17,118,474         21.30     15,029,295          26.39
Time deposits of $100,000
  and over                            18,148,646         22.59      8,739,395          15.35
Other time deposits                   20,063,350         24.97     15,847,390          27.83
                                    ------------   -----------    -----------    -----------

                                    $ 80,348,769        100.00%   $56,943,088         100.00%
                                    ============   ===========    ===========    ===========

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $62,200,123 and $48,203,693 at December 31, 1998 and 1997, respectively. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future.

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

The maturity distribution of the Company's time deposits at December 31, 1998, is shown in the following table.

                                                  After Three         After Six
                                    Within          Through        Through Twelve   After Twelve
                                 Three Months      Six Months         Months           Months             Total

Certificates of deposit
  of $100,000 or more           $   9,740,482      $ 4,356,405     $ 3,299,215      $   752,544      $ 18,148,646
                                =============      ============    ===========     ============     =============

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

SHORT-TERM BORROWINGS. At December 31, 1998 and 1997, the Company had short term borrowings which consisted of securities sold under agreements to repurchase of $410,000 and $480,000, respectively. The maximum amount outstanding at any month-end for the repurchase agreement was $815,000 and $760,000 for 1998 and 1997, respectively. The average interest rate paid on the repurchase agreement was 4.53% and 4.68% for 1998 and 1997, respectively.

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

Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Company consists of common stockholders' equity, excluding the unrealized gain (loss) on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The holding company and banking subsidiary are also required to maintain capital at a minimum level based on average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum.


RISK-BASED CAPITAL RATIOS
Tier 1 capital:                                                     The Bank     The Company
                                                                  -----------   ------------
 Common shareholders' equity                                      $ 8,038,907    $ 8,129,958
 Less: intangibles                                                          -         18,993
     Total Tier 1 capital                                           8,038,907      8,110,965
Tier 2 capital:
 Allowable allowance for loan losses                                  744,606        744,917
                                                                  -----------    -----------
     Tier 2 capital additions                                         744,606        744,917
                                                                  -----------    -----------
     Total capital                                                $ 8,783,513    $ 8,855,883
                                                                  ===========    ===========
Risk adjusted assets                                              $59,568,516    $59,593,378
                                                                  ===========    ===========
Total assets                                                      $89,477,975    $89,502,970
                                                                  ===========    ===========
Risk-based capital ratios:
  Tier 1 capital                                                        13.50%         13.61%
  Total capital                                                         14.75          14.86
  Tier 1 leverage ratio                                                  9.74           9.82

LIQUIDITY MANAGEMENT

The Company manages its liquidity from both the asset and liability side of the balance sheet through the coordination of the relative maturities of its assets and liabilities. Short-term liquidity needs are generally met from cash, due from banks, federal funds sold and deposit levels. Management has established policies and procedures governing the length of time to maturity on loans and investments. Investments classified as available for sale are placed in this category specifically to fund future liquidity needs, if necessary. The Company maintained a high level of liquidity during 1998 which was attributable to the growth in deposits during the year. In the opinion of management, the Company's short-term and long-term liquidity needs can be adequately supported by the Company's deposit base.

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

ACCOUNTING AND FINANCIAL REPORTING ISSUES

In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of this SOP is to be reported as the cumulative effect of a change in accounting principle.

This SOP is effective for fiscal years beginning after December 15, 1998. The Company has certain organizational costs on the books relating to the formation of the holding company that fall under the scope of this SOP. The Company adopted this SOP as of January 1, 1999.

In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Bank generally does not purchase derivative instruments or enter into hedging activities.

This statement is effective for fiscal years beginning after June 15, 1999.

FORWARD LOOKING AND TREND INFORMATION

The management of the Company is not aware of any trends or events other than those included in this discussion that are likely to have a material effect on the Company's capital resources, liquidity, or operations. Please read the discussion below on the Company's plan for handling Year 2000. Also, no known factors regarding regulatory matters are expected to affect the overall operating results of the Company.

THE YEAR 2000

YEAR 2000 ISSUES. Some computers, software, and other equipment include programming codes in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem."

ASSESSMENT. The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. Accordingly, the Company has completed its review of its internal computer programs and systems to determine whether they will be Year 2000 compliant. The Company believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the Company does not expect the cost of these efforts to be material to its financial position or any year's operating results, there can be no assurance to this effect.

INTERNAL INFRASTRUCTURE. The Company utilizes an in-house data processing system for most of its accounting functions. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. Management has completed upgrading and is in the process of testing the systems that it has determined are not prepared for the year 2000. Management believes that the testing of its systems should be completed by March 31, 1999. The Company also has a number of personal computers, some of which, due to their age, are not Year 2000 compliant. Management has spent approximately $15,000 to get all of its systems Year 2000 compliant. The Company does not believe that the cost related to these efforts will be material to its business, financial condition, or operating results.

SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other devices, may be affected by the Year 2000 Problem. The Company has completed its assessment of the potential effect of, and the costs of remediating, the Year 2000 Problem on this equipment. The Company estimates that its total cost of completing any required modifications, upgrades, or replacements of these internal systems will not have a material effect on its business, financial condition, or operating results.

SUPPLIERS AND OTHER THIRD PARTIES. The Company has been gathering information from and has initiated communications with its supplies and other third parties to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of its suppliers and others. Therefore, while the Company expects that it will be able to resolve any significant Year 2000 Problem with its own system, it cannot guarantee that its suppliers or others will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to its business. Any failure of these suppliers or others to resolve the Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, or operating results.

Customers. The Bank believes that the largest Year 2000 Problem exposure to most banks is the preparedness of the customers of the banks. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Bank may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. Management is attempting to reduce this exposure by educating its customers. The Bank has implemented a comprehensive Year 2000 credit review policy for all existing loans that exceed $150,000 as well as an underwriting policy for all new loan requests. At present, the Bank's review indicates that the Bank's exposure to credit risks associated with Year 2000 is considered to be low. The Bank's credit review procedures will continue to include these policies throughout 1999.

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business, financial condition, or operating results. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Year 2000 Problem will occur with its suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures. As a result, the Company expects that it could possibly suffer the following consequences:

        o A number of operational inconveniences and inefficiencies for the Company, its service providers, or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities;

        o System malfunctions that may require significant efforts by the Company or its service providers or customers to prevent or alleviate material business disruptions.

CONTINGENCY PLANS. The Company has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The plans were approved by the Board of Directors on January 11, 1999. These plans include (a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for the Company's personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise; and (d) other similar approaches. If the Company is required to implement any of these contingency plans, these plans could have a material adverse effect on its business, financial condition, or operating results.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements identified in Item 14 of this Report on Form 10-K are included herein on pages 26 through 47.

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


                                                                             YEAR FIRST  YEAR
                         AGE   PRINCIPAL OCCUPATION DURING PAST FIVE YEARS    ELECTED    TERM
NAME                     (1)   AND OTHER INFORMATION                          DIRECTOR   EXPIRES
--------------------------------------------------------------------------------------------------

                                             BOARD NOMINEES
George W. Cone           53    Partner in Law Firm of McLeod, Fraser & Cone     1988     2002(2)
Opedalis Evans           77    Retired - Former Merchant and Farmer             1988     2002(2)
J. Barnwell Fishburne    43    Owner, Fishburne & Company                       1988     2002(2)
                               Real Estate Sales and Rentals

                                     DIRECTORS CONTINUING IN OFFICE
E. Ray Carmichael        69    President, Carmichael Oil of Walterboro, Inc.,   1988     2001
                               Exxon oil distributor
W. Roger Crook           57    Chief Executive Officer and President of the     1988     2001
                               Bank since its incorporation on October 11, 1988
Harry L. Hill            71    Retired, Former Vice President and Resident      1988     2001
                               Manager, Asten Dryer Fabrics, Inc.
Robert E. Redfearn       75    Retired, Former owner of Sea Spirits, Inc.       1988     2001
                               Grocery/Real Estate
Calvert W. Huffines      49    President of The Huffines Company                1988     2000
                               Real Estate Broker
Peden B. McLeod          58    Retired Code Commissioner and Director, South    1988     2000
                               Carolina Legislative Council, Partner in McLeod,
                               Fraser & Cone Law Firm
Harold M. Robertson      75    Retired, Previous owner of Robertson Electric    1988     2000
                               Company.  Retired Member of Board of Directors
                               South Carolina Public Service Authority

(1) At December 31, 1998
(2) Assuming re-election at the Annual Meeting

                               EXECUTIVE OFFICERS

W. ROGER CROOK, age 57, is Director, CEO and President of Communitycorp. He is also CEO and President of the Bank since its incorporation on October 11, 1988. Mr. Crook was actively involved in organizing the Bank. Prior to February 1988, Mr. Crook was Vice President of Citizens & Southern National Bank, Walterboro, South Carolina, for more than five years.

M. ELLISON YOUNG, age 61, is Vice President of Communitycorp. He has also been Vice President since joining the Bank in October 1991. Prior to October 1990, Mr. Young was Vice President and Branch Manager for The First Savings Bank, Walterboro Branch, for more than five years.

GWENDOLYN P. BUNTON, age 45, Vice President and Treasurer of Communitycorp. Also for the Bank, she has been Vice President and Cashier since December 1993, Assistant Vice President and Cashier since April 1990, Cashier and Operations Officer since May 1989. Mrs. Bunton joined Bank of Walterboro in February 1989. Prior to February 1989, Mrs. Bunton was Loan Administrative Assistant III at Citizens & Southern National Bank, Walterboro, South Carolina, for more than five years.

                MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Company's Board of Directors holds regular meetings monthly. The Board of Directors has established an Audit Committee, an Executive Committee, an Investment Committee and a Loan Committee. The Board does not have a Compensation Committee and functions normally performed by a Compensation Committee are performed by the Executive Committee. During the fiscal year ended December 31, 1998, the Board held a total of 13 regular and special meetings. Each director attended at least 75% of the aggregate of (I) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all Committees, of the Board of Directors on which he served.

The Audit Committee selects the Company's independent auditors, determines the scope of the Annual Audit, determines whether the Company has adequate administrative, operational and internal accounting controls and determines whether the Company is operating according to established policies and procedures. The members of the Audit Committee are George W. Cone, Opedalis Evans, J. Barnwell Fishburne, Harry L. Hill and Robert E.
Redfearn.  The Audit Committee met five times during 1998.

The Executive Committee established and monitors the Company's major policies, reviews all proposed changes to policies prior to submission to the Board, and monitors the Company's employee compensation and benefit programs. The Executive Committee may act on behalf of the Board of Directors between meetings. Members of the Executive Committee are E. Ray Carmichael, George W. Cone, W. Roger Crook, Peden B. McLeod, and Harold M.
Robertson.  The Executive Committee met three times during 1998.

The Investment Committee establishes and monitors the Bank's investment policy to insure the safety and liquidity of the Bank's investments and monitors the Bank's assets, liabilities and interest rate policies and exposure. Members of the Investment Committee are George W. Cone, W. Roger Crook and Peden B. McLeod. The Investment Committee met thirty-six times during 1998.

The Loan Committee establishes and monitors the Bank's lending policies, reviews compliance with policy, reviews loans where the borrower's liability exceeds certain limits, monitors loans for credit quality and reviews all loans over 30 days past due. Members of the Loan Committee are E. Ray Carmichael, George W. Cone, W. Roger Crook, Calvert W. Huffines, Peden B. McLeod and Harold M. Robertson. The Loan Committee met fifty-nine times during 1998.

The Board of Directors nominates candidates for election as directors; it has no nominating committee. The Board of Directors will consider individuals recommended by shareholders. Shareholders may make recommendations by writing to Peden B. McLeod, Chairman of the Board, Communitycorp, Post Office Box 1707, Walterboro, South Carolina 29488.

ITEM 11.     EXECUTIVE COMPENSATION

The following information is furnished for the Chief Executive Officer of the Company. No other executive officer of the Company received salary and bonuses in excess of $100,000 during the fiscal year ended December 31, 1998.


                                  SUMMARY COMPENSATION TABLE
                                     Annual Compensation

----------------------------------------------------------------------------------------------
                                                               Other Annual     All Other
Name and                             Salary      Bonus         Compensation     Compensation
Principal Position       Year          ($)          ($)             ($)         ($) (1)
----------------------------------------------------------------------------------------------
W. Roger Crook          1998      $  100,000    $15,000             ---         $  21,315
President and Chief     1997          86,000     12,000             ---            18,020
Executive Officer       1996          76,300     10,000             ---            15,341
----------------------------------------------------------------------------------------------

(1) Included deferred compensation of $13,265, $12,000, and $10,000 in 1998, 1997, and 1996, respectively, and profit sharing contribution of $8,050, $6,020, and $5,341 in 1998, 1997, and 1996, respectively.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT


                          AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

                                                       SHARED VOTING       TOTAL SOLE AND
                                                            AND            SHARED VOTING       TOTAL
     NAME AND ADDRESS OF         SOLE VOTING AND        INVESTMENT         AND INVESTMENT     PERCENT
      BENEFICIAL OWNER           INVESTMENT POWER          POWER               POWER         OF CLASS
OWNERS OF 5% OR MORE OF
COMMON STOCK
Sea Spirits, Inc. (1)                 23,843              - 0 -                23,843       7.95%
3205 Palmetto Blvd.
Edisto, SC 29438
DIRECTORS
E. Ray Carmichael (2)                 12,032              3,228                15,260       5.09%
George W. Cone (3)                     3,026              1,500                 4,526       1.50%
W. Roger Crook(4)                      2,464                500                 2,964       0.98%
Opedalis Evans                         4,435              - 0 -                 4,435       1.48%
Barnwell Fishburne(5)                  6,762              1,488                 8,250       2.75%
Harry L. Hill                          3,470              - 0 -                 3,470       1.16%
Calvert W. Huffines (6)                2,320              4,600                 6,920       2.30%
Peden B. McLeod (7)                    7,613             19,350                26,963       8.99%
Robert E. Redfearn (8)                   500             23,843                24,343       8.11%
Harold Robertson (9)                   8,260              2,534                10,794       3.60%

EXECUTIVE OFFICERS AND                51,946             57,043               108,989      36.33%
DIRECTORS AS A GROUP
 (12 PERSONS)

(1)This corporation is controlled by Robert E. Redfearn, a director of the Bank.
(2)Includes 2,500 shares owned by a corporation which Mr. Carmichael controls and 728 shares owned by family members.
(3)Includes 1,500 shares held by family members
(4)Includes 500 shares held by family members.
(5)Includes 1,488 shares held by family members.
(6)Includes 2,300 shares owned by a foundation controlled by Mr. Huffines and 2,300 shares owned by family members.
(7)Includes 19,350 shares held by family members.
(8)Includes 23,843 shares owned by Sea Spirits, Inc., a corporation which is controlled by Mr. Redfearn.
(9)Includes 2,534 shares held by family members.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with principal officers, directors, and their associates on substantially the same terms including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and did not involve more than normal risk of collectibility or present other unfavorable features. During 1998, the largest aggregate amount of indebtedness of principal officers, directors and their associates to the Company was $1,934,602 which represented 23.68% of the Company's equity capital at the time. During 1998, the law firm of McLeod, Fraser & Cone provided legal services to the Company in its ordinary course of business and it is expected to continue to do so in the future. George W. Cone, director of Communitycorp is a partner of the McLeod, Fraser and Cone law firm. Peden B. McLeod, Director and Chairman of the Board of Communitycorp, is also a partner in the law firm of McLeod, Fraser and Cone.

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

(b)Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1998.










* Incorporated by reference as indicated.


                                 COMMUNITYCORP AND SUBSIDIARY

                              Consolidated Financial Statements

                          Years Ended December 31, 1998, 1997, 1996

                                INDEX TO FINANCIAL STATEMENTS


                                                                                         Page #

Report of Tourville, Simpson & Henderson, L.L.P.
Independent Auditors.....................................................................   27

Consolidated Balance Sheets as of
       December 31, 1998 and 1997........................................................   28

Consolidated Statements of Operations for the years ended
       December 31, 1998,  1997 and 1996.................................................   29

Consolidated Statements of Comprehensive Income for the years ended
       December 31, 1998, 1997 and 1996..................................................   30

Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 1998,  1997 and 1996.................................................   31

Consolidated Statements of Cash Flows for the years ended
       December 31, 1998,  1997 and 1996.................................................   32

Notes to Consolidated Financial Statements...............................................   33

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



The Board of Directors
Communitycorp
Walterboro, South Carolina


We have audited the accompanying consolidated balance sheets of Communitycorp as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communitycorp as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                          TOURVILLE, SIMPSON & HENDERSON, L.L.P.


Tourville, Simpson & Henderson, L.L.P.
Columbia, South Carolina
February 25, 1999

                                         COMMUNITYCORP

                                  CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 1998 AND 1997


                                                                         1998         1997
                                                                     -----------  ------------
ASSETS Cash and cash equivalents:
  Cash and due from banks (Note C)                                   $ 3,864,460  $  2,602,260
  Federal funds sold and securities
    purchased under agreements to resell                              15,610,000     3,130,000
                                                                     -----------  ------------
                                                                      19,474,460     5,732,260
Investment securities: (Note D)
  Securities available for sale                                       10,744,051     9,394,736
  Securities held to maturity (market value of $5,259,426
     in 1998 and $6,343,032 in 1997)                                   5,192,435     6,301,318
                                                                     -----------  ------------
                                                                      15,936,486    15,696,054

Loans (Note E)                                                        51,879,654    41,357,114
Less allowance for loan losses                                          (929,482)     (743,260)
                                                                     -----------  ------------
Loans, net                                                            50,950,172    40,613,854

Premises and equipment, net (Note F)                                   1,905,761     1,999,055
Accrued interest receivable                                              790,130       726,318
Other assets                                                             445,961       307,321
                                                                     -----------  ------------

            Total assets                                             $89,502,970  $ 65,074,862
                                                                     ===========  ============

LIABILITIES
Deposits:
   Non-interest bearing demand deposits                              $ 8,532,818  $  6,063,801
   Interest bearing demand                                            16,485,481    11,263,207
   Money market accounts                                               3,387,373     2,879,173
   Savings                                                            13,731,101    12,150,122
   Time deposits of $100,000 and over (Note G)                        18,148,646     8,739,395
   Other time deposits (Note G)                                       20,063,350    15,847,390
                                                                     -----------  ------------
                                                                      80,348,769    56,943,088

Short-term borrowings (Note I)                                           410,000       480,000
Accrued interest payable                                                 498,256       342,661
Other liabilities                                                         76,367        75,553
                                                                     -----------  ------------
            Total liabilities                                         81,333,392    57,841,302
                                                                     -----------  ------------

SHAREHOLDERS' EQUITY (Note L)
Preferred stock  - $5.00 par value; 3,000,000 shares
   authorized and unissued                                                     -             -
Common stock - $5.00 par value; 3,000,000 shares
   authorized; 300,000 shares issued and outstanding                   1,500,000     1,500,000
Capital surplus                                                        1,731,708     1,731,708
Accumulated other comprehensive income                                    39,620        38,431
Retained earnings                                                      4,925,661     3,991,832
Treasury stock, at cost (1,543 shares in 1998 and 1,583 in 1997)         (27,411)      (28,411)
                                                                     -----------  ------------
            Total shareholders' equity                                 8,169,578     7,233,560
                                                                     -----------  ------------

            Total liabilities and shareholders' equity               $89,502,970  $ 65,074,862
                                                                     ===========  ============

The accompanying notes are an integral part of the consolidated financial statements.

                                        COMMUNITYCORP

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                          1998          1997          1996
                                                       -----------   -----------  ------------
INTEREST INCOME:
   Loans, including fees                               $ 4,455,655   $ 3,552,858  $  3,043,172
   Investment securities
      Taxable                                              669,843       850,704       776,580
      Tax-exempt                                           168,062       136,713       113,981
   Federal funds sold and securities
     purchased under agreements to resell                  454,528       207,830       216,127
   Time deposits with other banks                                -           861         1,012
                                                       -----------   -----------  ------------
                                                         5,748,088     4,748,966     4,150,872
                                                       -----------   -----------  ------------

INTEREST EXPENSE:
   Deposits                                              2,655,592     2,113,575     1,924,305
   Short-term borrowings                                    18,734        17,761        12,676
                                                       -----------   -----------  ------------
                                                         2,674,326     2,131,336     1,936,981
                                                       -----------   -----------  ------------

NET INTEREST INCOME                                      3,073,762     2,617,630     2,213,891

Provision for loan losses (Note E)                         260,000       135,000       130,000
                                                       -----------   -----------  ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      2,813,762     2,482,630     2,083,891
                                                         ---------     ---------     ---------

OTHER INCOME:
   Service charges on deposit accounts                     311,086       238,051       203,929
   Other                                                    31,061        20,946        20,335
                                                       -----------   -----------  ------------
                                                           342,147       258,997       224,264
                                                       -----------   -----------  ------------

OTHER EXPENSES:
   Salaries and employee benefits                          774,736       602,484       481,281
   Net occupancy expense                                   248,097       227,220       144,048
   Equipment expense                                        88,636        44,073        56,456
   Other operating expense (Note M)                        517,947       455,489       390,097
                                                       -----------   -----------  ------------
                                                         1,629,416     1,329,266     1,071,882
                                                       -----------   -----------  ------------

INCOME BEFORE INCOME TAXES                               1,526,493     1,412,361     1,236,273

Income tax expense (Note N)                                500,155       467,987       417,554
                                                       -----------   -----------  ------------

NET INCOME                                             $ 1,026,338   $   944,374  $    818,719
                                                       ===========   ===========  ============

PER SHARE
   Weighted average common shares outstanding              298,390       298,646       299,420
   Net income                                          $      3.44   $      3.16  $       2.73



The accompanying notes are an integral part of the consolidated financial statements.

                                        COMMUNITYCORP

                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           1998          1997          1996
                                                       -----------   -----------  ------------

NET INCOME                                             $ 1,026,338   $   944,374  $    818,719
                                                       -----------   -----------  ------------

Other comprehensive income, net of tax:

   Unrealized gains (losses) on securities
     during the period                                       1,189          (369)       44,586

   Less: reclassification adjustment for gains
     included in net income                                      -             -          (147)
                                                       -----------   -----------  ------------

Other comprehensive income                                   1,189          (369)       44,439
                                                       -----------   -----------  ------------

COMPREHENSIVE INCOME                                   $ 1,027,527   $   944,005  $    863,158
                                                       ===========   ===========  ============




The accompanying notes are an integral part of the consolidated financial statements.

                                         COMMUNITYCORP

                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         Accumulated
                                                            Other
                           Common Stock         Capital  Comprehensive  Retained   Treasury
                       Shares       Amount      Surplus     Income      Earnings     Stock       Total

BALANCE,
  DECEMBER 31, 1995   300,000    $1,500,000   $1,731,708  $ (5,639)    $2,387,436  $    -    $ 5,613,505

Net income                                                                818,719                818,719

Cash dividends
  declared - $.25
  per share                                                               (75,000)               (75,000)

Other comprehensive
  income                                                    44,439                                44,439

Purchase of treasury
  stock                                                                            (18,411)      (18,411)
                     ----------  ----------  ----------  ----------  ----------  ----------   ----------

BALANCE,
  DECEMBER 31, 1996   300,000     1,500,000    1,731,708    38,800      3,131,155  (18,411)    6,383,252

Net income                                                                944,374                944,374

Cash dividends declared
  - $.28 per share                                                        (83,697)               (83,697)

Other comprehensive
  income                                                      (369)                                 (369)

Purchase of treasury
  stock                                                                            (10,000)      (10,000)
                     ----------  ----------    ---------- ----------   ---------- ----------   ----------

BALANCE,
  DECEMBER 31, 1997    300,000    1,500,000     1,731,708   38,431      3,991,832  (28,411)    7,233,560

Net income                                                              1,026,338              1,026,338

Cash dividends declared
  - $.31 per share                                                        (92,509)               (92,509)

Other comprehensive
  income                                                     1,189                                 1,189

Sale of treasury
  stock                                                                              1,000         1,000
                     ----------  ----------    ---------- ----------  ----------  ----------    ----------

BALANCE,
  DECEMBER 31, 1998     300,000 $ 1,500,000  $  1,731,708  $39,620     $4,925,661 $(27,411)   $ 8,169,578
                      ========= ===========  ============  =======    =========== ==========  =============


The accompanying notes are an integral part of the consolidated financial statements.

                                         COMMUNITYCORP

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           1998          1997         1996
                                                       -----------   -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                          $ 1,026,338   $   944,374  $    818,719
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                      176,752       169,491        94,344
         Provision for loan losses                         260,000       135,000       130,000
         Premium amortization less accretion                (4,922)        5,267        16,578
         Deferred income tax provision (benefit)            19,513       (56,384)       45,173
         Amortization of loan fees and costs                19,179        35,609        34,973
         Increase in accrued interest receivable           (63,812)      (35,618)     (192,329)
         Decrease (increase) in other assets              (158,312)       29,481        19,138
         Increase in accrued interest payable              155,595        60,793        22,340
         Increase (decrease) in other liabilities              814        27,373      (343,070)
                                                        ----------    ----------   -----------

        Net cash provided by operating activities        1,431,145     1,315,386       645,866
                                                         ---------     ---------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of securities available
    for sale                                             7,817,497     3,312,439     3,127,790
  Proceeds from sale of securities available for sale            -             -       100,125
  Purchases of securities available for sale            (9,154,630)   (2,516,600)   (8,382,335)
  Proceeds from maturities of securities held to
    maturity                                             3,534,612       600,292     1,490,677
  Purchases of securities held to maturity              (2,431,641)      (99,709)   (3,310,471)
  Net increase in loans to customers                   (10,615,497)   (6,269,306)   (5,082,226)
  Purchases of premises and equipment                      (83,458)     (906,522)     (537,993)
  Proceeds from maturity of time deposits with
    other banks                                                  -        10,000             -
                                                       -----------  -------------   -----------

        Net cash used by investing activities          (10,933,117)   (5,869,406)  (12,594,433)
                                                       -----------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    money market, and savings accounts                   9,780,470     6,122,115     1,441,971
  Net increase in time deposits                         13,625,211       755,775     7,983,620
  Net increase (decrease) in short-term borrowings         (70,000)      480,000      (989,554)
  Cash dividends paid                                      (92,509)      (83,697)      (75,000)
  Purchase of treasury stock                                     -       (10,000)      (18,411)
  Sale of treasury stock                                     1,000             -             -

        Net cash provided by financing activities       23,244,172     7,264,193     8,342,626
                                                        ----------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    13,742,200     2,710,173    (3,605,941)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           5,732,260     3,022,087     6,628,028
                                                       -----------   -----------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $19,474,460   $ 5,732,260  $  3,022,087
                                                       ===========   ===========  ============


The accompanying notes are an integral part of the consolidated financial statements.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - Communitycorp, a bank holding company organized in 1995 (the Company), and its subsidiary, Bank of Walterboro (the Bank), provide commercial banking services to domestic markets principally in Charleston and Colleton Counties, South Carolina. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

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

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method. Rates of depreciation are generally based on the following estimated useful lives: buildings - 40 years; furniture and equipment - 5 to 10 years. The cost of assets sold or otherwise disposed of, and the related accumulated depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement. Maintenance and repairs are charged to current expense as incurred, and the costs of major renewals and improvements are capitalized.

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

RETIREMENT AND DEFERRED COMPENSATION PLANS - The Company has a trusteed non-contributory profit-sharing plan which provides retirement and other benefits to all full-time employees who have worked 1,000 or more hours during the calendar year and have put in one year of service. All eligible employees must be at least age 21. Contributions are determined annually by the Board of Directors. Expenses charged to earnings for the profit-sharing plan were $42,835, $31,656 and $21,341 in 1998, 1997 and 1996, respectively. The Company's policy is to fund contributions to the profit-sharing plan in the amount accrued. In addition, the plan includes a "salary reduction" feature pursuant to
Section 401(k) of the Internal Revenue Code. Under the plan and present policies, participants are permitted to make discretionary contributions up to 10% of annual compensation. The Company has waived its option of matching employee contributions for this feature of the plan.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In addition, the Company has a non-qualified voluntary salary deferral plan for the Company's chief executive officer. Under the plan, the Chief Executive Officer may defer up to 25% of his compensation and earn interest on the deferred amount. Upon retirement, the total amount deferred and interest earned are to be paid to the participant over a period not exceeding fifteen years. Expenses charged to earnings for the deferred compensation plan were $13,625, $12,000 and $10,000 in 1998, 1997 and 1996, respectively.

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

During 1998, 1997, and 1996, the Company paid $2,518,731, $2,070,543 and
$1,914,642, respectively, for interest. Cash paid for income taxes was $588,800, $492,000 and $697,129 in 1998, 1997, and 1996, respectively.

Changes in the valuation account of securities available for sale, including the deferred tax effects, are considered non-cash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the Company has entered into off- balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Although the Company's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on business and economic conditions in Colleton and Charleston Counties and surrounding areas. Management does not believe credit risk is associated with obligations of the United States, its agencies or its corporations. The Company places its deposits and correspondent accounts with and sells its federal funds to high credit quality institutions. By policy, time deposits are limited to amounts insured by the FDIC. Management believes credit risk associated with correspondent accounts is not significant.

RECLASSIFICATIONS - Certain captions and amounts in the consolidated financial statements of 1997 and 1996 were reclassified to conform with the 1998 presentations.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - ADOPTION OF ACCOUNTING PRINCIPLE

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the years ended December 31, 1998, 1997 and 1996.

                                                        Pre-tax       (Expense)    Net of tax
FOR THE YEAR ENDED DECEMBER 31, 1998:                    Amount       Benefit         Amount
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                          $     1,146   $        43  $      1,189
  Less: reclassification adjustment
    for gains realized in net income                             -             -             -
                                                       -----------   -----------  ------------

Net unrealized gains (losses) on securities                  1,146            43         1,189
                                                       -----------   -----------  ------------

Other comprehensive income                             $     1,146   $        43  $      1,189
                                                       ===========   ===========  ============

FOR THE YEAR ENDED DECEMBER 31, 1997:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                          $      (559)  $       190  $       (369)
  Less: reclassification adjustment for
    gains realized in net income                                 -             -             -
                                                       -----------   -----------  ------------

Net unrealized gains (losses) on securities                   (559)          190          (369)
                                                       -----------   -----------  ------------

Other comprehensive income                             $      (559)  $       190  $       (369)
                                                       ===========   ===========  ============

FOR THE YEAR ENDED DECEMBER 31, 1996:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                          $    67,555   $   (22,969) $     44,586
  Less: reclassification adjustment for
    gains realized in net income                              (225)           78          (147)
                                                       -----------   -----------  ------------

Net unrealized gains (losses) on securities                 67,330       (22,891)       44,439
                                                       -----------   -----------  ------------

Other comprehensive income                             $    67,330   $   (22,891) $     44,439
                                                       ===========   ===========  ============

NOTE C - CASH AND DUE FROM BANKS

The Company is required by regulation to maintain an average cash reserve balance based on a percentage of deposits. The average amounts of the cash reserve balances at December 31, 1998 and 1997 were approximately $405,000 and $291,000, respectively. These requirements were satisfied by vault cash.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INVESTMENT SECURITIES

The amortized cost and estimated market values of securities available for sale at December 31, 1998 and 1997 were:



                                                                1998
                                         -----------------------------------------------------
                                                         Gross         Gross         Estimated
                                         Amortized     Unrealized    Unrealized       Market
                                           Cost          Gains         Losses         Value
                                        -----------    ----------    -----------    ----------
  U.S. Treasuries                       $    399,805   $     4,508   $        -   $    404,313
  U.S. Government Agencies
   and corporations                        8,861,587        28,726        10,863     8,879,450
  Obligations of state and
   political subdivisions                  1,422,855        38,721         1,288     1,460,288
                                        ------------   ------------  -----------  ------------
                                        $ 10,684,247   $    71,955   $    12,151  $ 10,744,051
                                        ============   ============= =========================

                                                                1997
                                         -----------------------------------------------------
                                                       Gross          Gross       Estimated
                                         Amortized     Unrealized    Unrealized    Market
                                          Cost         Gains         Losses        Value
                                         ----------    ----------    ----------  ------------
  U.S. Treasuries                       $    699,450   $     5,050   $         -  $    704,500
  U.S. Government Agencies
    and corporations                       7,666,815        53,907        14,859     7,705,863
  Obligations of state and
    political subdivisions                   969,813        14,560             -       984,373
                                        -------------- -----------   -----------  ------------
                                        $  9,336,078   $    73,517   $    14,859  $  9,394,736
                                        ==========================   ===========  ============

The amortized cost and estimated market value of securities held to maturity at December 31, 1998 and 1997 were:

                                                                1998
                                        ----------------------------------------------------
                                                       Gross         Gross        Estimated
                                        Amortized      Unrealized    Unrealized    Market
                                         Cost          Gains         Losses        Value
                                        -----------    ----------    -----------  ----------
  U.S. Government Agencies
    and corporations                    $    802,121   $     6,250   $        95  $    808,276
  Obligations of state and
    political subdivisions                 4,390,314        63,860         3,024     4,451,150
                                        ------------   -----------   -----------  ------------
                                        $  5,192,435   $    70,110   $     3,119  $  5,259,426
                                        ============   ===========   ===========  ============

                                                                1997
                                        ------------------------------------------------------
                                                       Gross         Gross        Estimated
                                         Amortized     Unrealized    Unrealized    Market
                                         Cost          Gains         Losses        Value
                                         -----------   ----------    ----------   ---------
  U.S. Government Agencies
    and corporations                    $  3,857,576   $     9,441   $     6,101  $  3,860,916
  Obligations of states and
    political subdivisions                 2,443,742        38,838           464     2,482,116
                                        ------------   -------------------------  ------------
                                        $  6,301,318   $    48,279   $     6,565  $  6,343,032
                                        ============   ============= ===========  ============


                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INVESTMENT SECURITIES - CONTINUED

The amortized cost and estimated market value of securities available for sale at December 31, 1998 and 1997 based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

                                                         1998                       1997
                                          ------------------------------------------------------
                                                         Estimated                   Estimated
                                          Amortized      Market        Amortized       Market
                                          Cost          Value          Cost           Value
                                          ---------     ----------    -----------    ---------
Due within one year                       $  699,805    $ 704,312      $  1,649,104  $  1,641,841
Due after one year but within five years   5,871,472    5,896,458         3,838,154     3,866,167
Due after five years but within ten years  3,165,238    3,190,118         2,733,466     2,763,502
Due after ten years                          530,000      537,475           230,000       234,072
                                        ------------- -------------   ------------  ------------
                                          10,266,515   10,328,363         8,450,724     8,505,582
Mortgage-backed securities                   417,732      415,688           885,354       889,154
                                        ------------- -------------   -------------  ------------
                                        $ 10,684,247 $ 10,744,051      $  9,336,078     9,394,736
                                        ============= =============   =============  ============

The amortized cost and estimated market values of securities held to maturity at December 31, 1998 and 1997 based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

                                                         1998                       1997
                                           ----------------------------------------------------------------
                                                          Estimated                  Estimated
                                            Amortized      Market        Amortized     Market
                                             Cost          Value         Cost          Value
                                           -----------    -----------  -----------   ----------
Due within one year                        $   635,118    $   638,806   $  679,900   $  681,207
Due after one year but within five years     1,353,186      1,379,832    3,183,390    3,194,283
Due after five years but within ten years    1,451,702      1,474,645      898,088      913,030
Due after ten years                          1,150,376      1,158,031      233,040      244,564
                                            -----------  -------------  -----------  ----------
                                             4,590,382      4,651,314    4,994,418    5,033,084
Mortgage-backed securities                     602,053        608,112    1,306,900    1,309,948
                                           ------------  -------------  -----------  ----------
                                           $ 5,192,435    $ 5,259,426  $ 6,301,318  $ 6,343,032
                                           ============  =============  ===========  ==========

At December 31, 1998 and 1997, investment securities with a book value of $15,402,423 and $8,430,922 and a market value of $15,500,679 and $8,464,430, respectively, were pledged as collateral to secure public deposits. There were no sales of investment securities for the years ended December 31, 1998 and 1997. One security classified as available for sale was sold in 1996 with a realized gain of $225.

NOTE E - LOANS

Loans consisted of the following:
                                                    December 31,
                                       ---------------------------------
                                              1998           1997
                                       ---------------------------------
Real estate                            $  7,813,792       $  5,080,608
Agricultural                                161,719            265,792
Commercial and industrial loans          34,733,571         28,463,885
Consumer                                  8,864,037          7,104,280
All other loans                             306,535            442,549
                                       ---------------------------------
                                       $ 51,879,654       $ 41,357,114
                                       =================================

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - LOANS - CONTINUED

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 1998 and 1997, management reviewed its problem loan watch list and determined that no impairment on loans existed that would have a material effect on the Company's consolidated financial statements.

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

As of December 31, 1998 and 1997, management had placed loans totaling $866,785 and $561,381 in nonaccrual status because the loans were not performing as originally contracted. Loans ninety days or more past due and still accruing interest were $4,956 and $5,133, at December 31, 1998 and 1997, respectively. No impairment has been recognized because management has determined that the discounted value of expected proceeds from the sale of collateral, typically real estate, exceeds the carrying amount of these loans.

Transactions in the allowance for loan losses are summarized below:

                                         1998         1997          1996
                                       -----------   -----------  ------------

Balance, January 1                     $   743,260   $   638,688  $    617,457
Provision charged to expense               260,000       135,000       130,000
Recoveries                                  18,331        12,883        13,734
Charge-offs                                (92,109)      (43,311)     (122,503)
                                       -----------   -----------  ------------

Balance, December 31                   $   929,482   $   743,260  $    638,688
                                       ===========   ===========  ============

For income tax purposes, the allowance for loan losses is $95,590, $96,042 and $102,790 at December 31, 1998, 1997 and 1996, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contractual or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - LOANS - CONTINUED

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

The following table summarizes the Company's off-balance sheet financial instruments whose contractual amounts represent credit risk:

                                                       December 31,
                                                 --------------------------
                                                    1998          1997
                                                 ----------   -----------
Commitments to extend credit                     $ 3,910,501  $  2,071,278
Standby letters of credit                            220,813       163,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. At December 31, 1998, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status.

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                 December 31,
                                           --------------------------
                                              1998          1997
                                           ----------    ------------
  Land                                      $   334,385  $    334,385
  Buildings and improvements                  1,294,226     1,291,102
  Furniture and equipment                     1,066,164       985,830
                                            -----------  ------------
                                              2,694,775     2,611,317
  Less, accumulated depreciation               (789,014)     (612,262)
                                            -----------  ------------
                                            $ 1,905,761  $  1,999,055
                                            ===========  ============

NOTE G - DEPOSITS

At December 31, 1998, the scheduled maturities of time deposits are as follows:

                       1999                               $35,957,722
                       2000                                 1,614,972
                       2001                                   526,617
                       2002                                   112,685
                                                          -----------
                                                          $38,211,996
                                                          ===========

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and shareholders of the Company, their immediate families and business interests) were loan customers of, and had other transactions in the normal course of business with the Bank. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of loans to related parties was $1,857,785 and $1,637,803 at December 31, 1998 and 1997, respectively. During 1998, $727,362 of new loans were made to related parties, and repayments totaled $507,380. Legal services were provided to the Company in the ordinary course of business by a law firm in which two of the partners are directors of the Company. The amount paid to this law firm for services rendered was $23,321 and $19,600 for the years ended December 31, 1998 and 1997, respectively.

NOTE I - SHORT TERM BORROWINGS

Short-term borrowings payable at December 31, 1998 and 1997 consist of securities sold under agreements to repurchase which generally mature on a one-day basis.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                       1998          1997
                                                      -----------  ------------
Average balance during the year                       $ 413,549    $  378,904
Average interest rate during the year                      4.53%         4.68%
Maximum month-end balance during the year             $ 815,000    $  760,000

Under the terms of the agreement, the Bank sells an interest in securities issued by United States Government Agencies; and the Bank agrees to repurchase the same securities the following business day. The securities sold under these agreements are the identical securities on the Bank's balance sheet captioned as securities purchased under agreements to resell. As of December 31, 1998, the par value and market value of the securities held by the third-party for the underlying agreements were $450,000 and $451,007, respectively.

NOTE J - UNUSED LINES OF CREDIT

As of December 31, 1998, the Bank had unused lines of credit to purchase federal funds from other financial institutions totaling $2,000,000. These lines of credit are available on a one to seven day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company was not involved as defendant in any litigation at December 31, 1998. Management and legal counsel are not aware of any pending or threatened litigation, or unasserted claims or assessments that could result in losses, if any, that would be material to the financial statements.

NOTE L - SHAREHOLDERS' EQUITY

The ability of Communitycorp to pay cash dividends is dependent upon receiving cash in the form of dividends from Bank of Walterboro. However, certain restrictions exist regarding the ability of the Bank to transfer funds to Communitycorp in the form of cash dividends. All of the Bank's dividends to the Company are subject to the prior approval of the Commissioner of Banking and are payable only from the undivided profits of the Bank. At December 31, 1998, the Bank's undivided profits were $4,807,198.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - OTHER EXPENSES

Other expenses for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                         1998          1997          1996
                                        -----------   -----------  ------------

Stationery, printing and postage        $   132,883   $   137,911  $     97,692
Advertising and promotion                    35,218        34,482        31,187
Professional services                        80,588        68,727        80,567
Insurance                                    19,887        18,453        16,848
Other                                       249,371       195,916       163,803
                                        -----------   -----------  ------------
                                        $   517,947   $   455,489  $    390,097
                                        ===========   ===========  ============

NOTE N - INCOME TAXES

Income tax expense included in the statement of operations for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                                 1998          1997           1996
                                                -----------   -----------  ------------
Currently payable
  Federal                                       $   567,418   $   475,953  $    349,119
  State                                              56,962        48,418        23,262
                                                -----------   -----------  ------------
                                                    624,380       524,371       372,381
                                                -----------   -----------  ------------

Deferred
  Federal                                          (108,409)      (48,419)       52,819
  State                                             (15,859)       (8,193)       15,845
                                                -----------   -----------  ------------
                                                   (124,268)      (56,612)       68,664
                                                -----------   -----------  ------------

                                                $   500,112   $   467,759  $    441,045
                                                ===========   ===========  ============

Income tax expense is allocated as follows:
  To continuing operations                      $   500,155   $   467,987  $    417,554
  To shareholders' equity                               (43)         (228)       23,491
                                                -----------   -----------  ------------
                                                $   500,112   $   467,759  $    441,045
                                                ===========   ===========  ============

Deferred income taxes of $299,046, $154,594, and $97,982 were included in other assets at December 31, 1998, 1997, and 1996, respectively. Deferred income taxes result from temporary differences in the recognition of certain items of income and expense for tax and financial reporting purposes.

The principal sources of these differences and the related deferred tax effects are as follows:


                                                       1998          1997          1996
                                                       -----------   -----------  ------------
Allowance for loan losses                              $   (71,869)  $   (42,858) $     (1,907)
Accumulated depreciation                                    21,679        29,260        (6,300)
Cash basis tax accounting                                  (71,034)      (23,916)       27,301
Deferred compensation                                         (297)      (11,276)       (4,777)
Other                                                       (2,704)       (7,594)       30,856
                                                       -----------   -----------  ------------
Total deferred tax (benefit) expense attributable
  to continuing operations                                 (19,513)      (56,384)       45,173
Deferred tax (benefit) expense attributable to
  shareholders equity                                          (43)         (228)       23,491
                                                       -----------   -----------  ------------
                                                       $  (124,268)  $   (56,612) $     68,664
                                                       ===========   ===========  ============

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - INCOME TAXES - CONTINUED

The gross amounts of deferred tax assets and deferred tax liabilities as of December 31, 1998, 1997 and 1996 are as follows:

                                                       1998          1997           1996
                                                       -----------   -----------  ------------

Deferred tax assets:
  Allowance for loan losses                            $   321,048   $   249,179  $    206,321
  Deferred compensation                                     27,752        27,455        16,179
  Cash basis tax accounting                                 32,857             -             -
  Other                                                      3,582         1,455             -
                                                       -----------   -----------  ------------
Total deferred tax assets                                  385,239       278,089       222,500
                                                       -----------   -----------  ------------

Deferred tax liabilities:
  Accumulated depreciation                                  83,799        62,120        32,860
  Cash basis tax accounting                                      -        38,177        62,093
  Available for sale securities                             20,184        20,227        20,455
  Other                                                      2,394         2,971         9,110
                                                       -----------   -----------  ------------
Total deferred tax liabilities                             106,377       123,495       124,518
                                                       -----------   -----------  ------------
Net deferred tax assets                                $   278,862   $   154,594  $     97,982
                                                       ===========   ===========  ============

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 1998, 1997 and 1996 will be realized, and accordingly, has not established a valuation allowance.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

                                                        1998          1997          1996
                                                       -----------   -----------  ------------
Tax expense at statutory rate                          $   519,008   $   480,203  $    420,333
State income tax, net of Federal income tax effect          27,158        23,763        31,198
Tax exempt interest income                                 (68,074)      (55,575)      (53,214)
Disallowed interest expense                                 15,129        13,444        24,770
Other, net                                                   6,934         6,152        (5,533)
                                                       -----------   -----------  ------------
                                                       $   500,155   $   467,987  $    417,554
                                                       ===========   ===========  ============

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

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

ACCRUED INTEREST RECEIVABLE AND PAYABLE - The carrying value of these instruments is a reasonable estimate of fair value.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - The carrying amount for loan commitments and letters of credit, which are off-balance sheet financial instruments, approximates the fair value since the obligations are typically based on current market rates.

The carrying values and estimated fair values of the Company's financial instruments for the years ending December 31, 1998 and 1997 are as follows:


                                            December 31, 1998          December 31, 1997
                                        --------------------------------------------------------
                                        Carrying       Estimated     Carrying     Estimated
                                         Amount        Fair Value    Amount       Fair Value
                                        --------------------------------------------------------
FINANCIAL ASSETS:

   Cash and due from banks              $  3,864,460   $ 3,864,460   $ 2,602,260  $  2,602,260
   Federal funds sold and securities
     purchased under agreements to
       resell                             15,610,000    15,610,000     3,130,000     3,130,000
   Securities available-for-sale          10,744,051    10,744,051     9,394,736     9,394,736
   Securities held-to-maturity             5,192,435     5,259,426     6,301,318     6,343,032
   Loans                                  51,879,654    52,097,177    41,357,114    41,282,127
   Allowance for loan losses                (929,482)     (929,482)     (743,260)     (743,260)
   Accrued interest receivable               790,130       790,130       726,318       726,318

FINANCIAL LIABILITIES:

   Demand deposit, interest-bearing
     transaction, and savings accounts   $42,136,773    $42,136,773 $  32,356,303  $ 32,356,303
   Time deposits                          38,211,996    38,370,663     24,586,785    24,680,193
   Short-term borrowings                     410,000       410,000        480,000       480,000
   Accrued interest payable                  498,256       498,256        342,661       342,661

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:

   Commitments to extend credit         $  3,910,501   $ 3,910,501   $ 2,071,278  $  2,071,278
   Standby letters of credit                 220,813       220,813       163,000       163,000

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - REGULATORY MATTERS

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

The Bank is also required to maintain capital at a minimum level based on average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 1998, the most recent notification from the Bank's primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt-corrective action. There are no conditions or events that management believes have changed the Bank's category.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 1998 and 1997.


                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                            For Capital      Prompt Corrective
                                                        Actual           Adequacy Purposes   Action Provisions
                                                ----------------------   -----------------  ------------------
                                                  Amount     Ratio       Amount     Ratio    Amount     Ratio
                                                ----------------------   -----------------  ------------------
DECEMBER 31, 1998
    Total capital (to risk weighted assets)     $ 8,783,513   14.75%    $4,765,481  8.00%    $5,956,852   10.00%
    Tier 1 capital (to risk weighted assets)      8,038,907   13.50      2,382,741  4.00      3,574,111    6.00
    Tier 1 capital (to average assets)            8,038,907    9.74      3,301,160  4.00      4,126,450    5.00

DECEMBER 31, 1997
    Total capital (to risk weighted assets)     $ 7,679,484   16.53%    $3,716,556  8.00%    $4,645,695   10.00%
    Tier 1 capital (to risk weighted assets)      7,098,772   15.28      1,858,278  4.00      2,787,417    6.00
    Tier 1 capital (to average assets)            7,098,772   11.23      2,528,920  4.00      3,161,150    5.00

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies with less than $150,000,000 in consolidated assets.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - COMMUNITYCORP (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Communitycorp (Parent Company Only).

                                        BALANCE SHEETS
                        FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                     1998          1997
                                                  ----------   -----------
ASSETS
  Cash                                            $   66,056   $    60,677
  Investment in banking subsidiary                 8,078,527     7,137,203
  Organizational costs                                18,993        30,110
  Other assets                                         6,002         5,570
                                                  ----------   -----------
        Total assets                              $8,169,578   $ 7,233,560
                                                  ==========   ===========
SHAREHOLDERS' EQUITY                              $8,169,578   $ 7,233,560
                                                  ==========   ===========


                                   STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

INCOME                                                   1998          1997         1996
                                                        -----------   ----------   -----------
  Dividends from banking subsidiary                     $    93,000   $   50,000   $   175,000
EXPENSES
  Amortization of organizational costs                       11,118       11,118        11,118
  Other expenses                                                 25          390            25
                                                        -----------   ----------   -----------
                                                             11,143       11,508        11,143
INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY               81,857       38,492       163,857
Income tax benefit                                            4,346        3,914         4,346
Equity in undistributed earnings
  of banking subsidiary                                     940,135      901,968       650,516
                                                        -----------   ----------   -----------
NET INCOME                                              $ 1,026,338   $  944,374   $   818,719
                                                        ===========   ==========   ===========

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - COMMUNITYCORP (PARENT COMPANY ONLY) - CONTINUED

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




CASH FLOWS FROM OPERATING ACTIVITIES                        1998         1997         1996
                                                        -----------   ----------   -----------
  Net income                                            $ 1,026,338   $  944,374   $   818,719
   Adjustments to reconcile net income to net
    cash provided by operating activities
     Amortization of organizational costs                    11,118       11,118        11,118
     Equity in undistributed earnings of
       banking subsidiary                                  (940,135)    (901,968)     (650,516)
     Increase in other assets                                  (433)        (125)       (4,346)
                                                        -----------   ----------   -----------
            Net cash provided by operating activities        96,888       53,399       174,975
                                                        -----------   -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                       (92,509)     (83,697)      (75,000)
  Purchase of treasury stock                                      -      (10,000)      (18,411)
  Sale of treasury stock                                      1,000            -             -
                                                        -----------   ----------   -----------
            Net cash used by financing activities           (91,509)     (93,697)      (93,411)
                                                        -----------   ----------    --------------

INCREASE IN CASH                                              5,379      (40,298)       81,564

CASH, BEGINNING                                              60,677      100,975        19,411
                                                        -----------   ----------   -----------

CASH, ENDING                                            $    66,056   $   60,677   $   100,975
                                                        ===========   ==========   ===========

NOTE R - THE YEAR 2000

The Company has conducted a comprehensive review of its computer hardware and software systems to identify those systems that could be affected by the Year 2000 issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to represent the applicable year. Any of the Company's software systems that have date-sensitive routines or hardware that has imbedded chips with date-sensitive algorithms may recognize a date of "00" as the year 1900 rather than 2000. This could result in a major system failure or errors and miscalculations in processing information. The Company presently believes that, with modifications to existing hardware and software and replacing non-compliant systems with Year 2000 compliant systems, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, management cannot guarantee with any certainty the effect that the Year 2000 will ultimately have on the Company or its operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITYCORP

By:______________________________                                     Date: March 25, 1999
W. Roger Crook
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

______________________________                                        Date: March 25, 1999
W. Roger Crook, President, Director
(Chief Executive Officer)

_____________________________                                         Date: March 25, 1999
Gwendolyn P. Bunton, Vice President
(Chief Financial Officer)

______________________________
Peden B. McLeod, Director                                             Date: March 25, 1999
& Chairman of the Board

______________________________
George W. Cone, Director                                              Date: March 25, 1999
& Corporate Secretary

______________________________
E. Ray Carmichael, Director                                           Date: March 25, 1999

______________________________
Opedalis Evans, Director                                              Date: March 25, 1999

______________________________
J. Barnwell Fishburne, Director                                       Date: March 25, 1999

______________________________
Harry L. Hill, Director                                               Date: March 25, 1999

______________________________
Calvert W. Huffines, Director                                         Date: March 25, 1999

______________________________
Robert E. Redfearn, Director                                          Date: March 25, 1999

______________________________
Harold M. Robertson, Director                                         Date: March 25, 1999

