Form 10-Q
period 1999-03-31
COMMUNITYCORP
filed 1999-05-14
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                     FORM 10-Q

        X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ---                OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ---             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                  COMMUNITYCORP

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                      Page No.

Item 1.  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - March 31, 1999 and
        December 31, 1998.......................................................................        3

        Condensed Consolidated Statements of Income - Three months ended
        March 31, 1999 and 1998.................................................................        4

        Condensed Consolidated Statement of Shareholders' Equity - Three
        months ended March 31, 1999.............................................................        5

        Condensed Consolidated Statements of Cash Flows - Three months
        ended March 31, 1999 and 1998...........................................................        6

        Notes to Condensed Consolidated Financial Statements....................................        7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................................     8-12

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.....................................      12

Item 6.  Exhibits and Reports on Form 8-K........................................................   12-14


         (a) Exhibits............................................................................   12-14

         (b) Reports on Form 8-K.................................................................   12-14

                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             MARCH 31,         DECEMBER 31,
                                                                               1999              1998
                                                                         ----------------  ----------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                $      2,973,607  $      3,864,460
  Federal funds sold and securities purchased under agreements to resell       14,570,000        15,610,000
                                                                         ----------------  ----------------
                                                                               17,543,607        19,474,460

Securities available-for-sale                                                  12,608,312        10,744,051

Securities held-to-maturity (estimated market value of $5,316,669 and
  $5,259,426 at March 31, 1999 and December 31, 1998, respectively)             5,289,454         5,192,435

Loans receivable                                                               53,614,604        51,879,654
   Less allowance for loan losses                                                (942,349)         (929,482)
                                                                         ----------------  ----------------
     Loans, net                                                                52,672,255        50,950,172

Accrued interest receivable                                                       791,434           790,130
Premises, furniture & equipment, net                                            1,891,145         1,905,761
Other assets                                                                      470,886           445,961
                                                                         ----------------  ----------------

    Total assets                                                         $     91,267,093  $     89,502,970
                                                                         ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
  Non-interest bearing                                                   $      7,684,042  $      8,532,818
  Interest bearing                                                             74,022,098        71,815,951
                                                                         ----------------  ----------------
                                                                               81,706,140        80,348,769

Short-term borrowings                                                             510,000           410,000
Accrued interest payable                                                          503,326           498,256
Other liabilities                                                                 258,190            76,367
                                                                         ----------------  ----------------

    Total liabilities                                                          82,977,656        81,333,392
                                                                         ----------------  ----------------

SHAREHOLDERS' EQUITY:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued                 -                 -
Common stock, $5 par value, 3,000,000 shares
  authorized, 300,000 shares issued and outstanding                             1,500,000         1,500,000
Capital surplus                                                                 1,731,708         1,731,708
Accumulated other comprehensive income                                            (23,620)           39,620
Retained earnings                                                               5,108,760         4,925,661
Treasury stock (1,583 shares in 1999 and 1,583 shares in 1998)                    (27,411)          (27,411)
                                                                         ----------------  ----------------

    Total shareholders' equity                                                  8,289,437         8,169,578
                                                                         ----------------  ----------------

    Total liabilities and shareholders' equity                           $     91,267,093  $     89,502,970
                                                                         ================  ================

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                          ---------------------------------
                                                                                 1999             1998
                                                                          ---------------   ---------------
Interest income:
   Loans, including fees                                                  $     1,239,225   $     1,007,620
   Securities                                                                     220,566           217,786
   Other interest income                                                          178,710            66,230
                                                                          ---------------   ---------------
      Total                                                                     1,638,501         1,291,636
                                                                          ---------------   ---------------

Interest expense:
   Deposit accounts                                                               779,724           588,552
   Other interest expense                                                           4,866             5,436
                                                                          ---------------   ---------------
                                                                                  784,590           593,988
                                                                          ---------------   ---------------

Net interest income                                                               853,911           697,648

Provision for loan losses                                                          95,000            30,000
                                                                          ---------------   ---------------
Net interest income after
   provision for loan losses                                                      758,911           667,648
                                                                          ---------------   ---------------

Other operating income:
   Service charges                                                                 92,372            67,547
   Other income                                                                    24,523            12,353
                                                                          ---------------   ---------------
      Total                                                                       116,895            79,900
                                                                          ---------------   ---------------

Other operating expenses:
  Salaries and benefits                                                           210,794           200,885
  Net occupancy expense                                                            26,976            30,316
  Equipment expense                                                                57,701            57,612
  Other operating expenses                                                        129,795           122,648
                                                                          ---------------   ---------------
      Total                                                                       425,266           411,461
                                                                          ---------------   ---------------

Income before taxes                                                               450,540           336,087

Income tax provision                                                              148,058           111,500
                                                                          ---------------   ---------------

Net income                                                                        302,482           224,587
                                                                          ---------------   ---------------

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities during the period                       (63,240)            1,122
                                                                          ---------------   ---------------
  Other comprehensive income                                                      (63,240)            1,122
                                                                          ---------------   ---------------

Comprehensive income                                                      $       239,242   $       225,709
                                                                          ===============   ===============

Earnings per share:
   Weighted average common shares outstanding                                     298,646           298,646

Net income per common share                                               $          1.01   $           .75

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                                       Accumulated
                        Common Stock                      Other                                   Total
                     ----------------------  Capital  Comprehensive   Retained     Treasury    Shareholders'
                     Shares       Amount     Surplus      Income      Earnings       Stock        Equity
                     ----------  ---------- ---------- ----------    -----------  ----------    ----------
Balance,
  December 31, 1998     300,000  $1,500,000 $1,731,708 $   39,620    $ 4,925,661  $  (27,411)   $8,169,578

Cash dividends declared
  - $.40 per share                                                      (119,383)                 (119,383)

Other comprehensive
 income                                                   (63,240)                                 (63,240)

Net income
 for the period                                                          302,482                   302,482
                     ----------  ---------- ---------- ----------    -----------  ----------    ----------

Balance,
  March 31, 1999        300,000  $1,500,000 $1,731,708 $  (23,620)   $ 5,108,760  $  (27,411)   $8,289,437
                     ==========  ========== ========== ==========    ===========  ==========    ==========









            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                          ---------------------------------
                                                                                1999              1998
                                                                          ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $       302,482   $       224,587
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                                                  46,208            48,881
     Provision for possible loan losses                                            95,000            30,000
     Amortization less accretion on investments                                    (3,088)              178
     Amortization of deferred loan costs                                           19,142            16,794
     Gain on sale of premises and equipment                                       (18,500)                -
     (Increase) decrease in interest receivable                                    (1,304)           43,106
     Increase (decrease) in interest payable                                        5,070           129,203
     (Increase) decrease in other assets                                            7,700           (29,532)
     Increase (decrease) in other liabilities                                     181,823            (1,932)
                                                                          ---------------   ---------------
         Net cash provided by operating activities                                634,533           461,285
                                                                          ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans to customers                               (1,836,225)       (1,334,883)
   Purchases of securities available-for-sale                                  (2,705,750)         (299,750)
   Maturities of securities available-for-sale                                    750,361           983,496
   Purchases of securities held-to-maturity                                      (725,000)         (309,567)
   Maturities of securities held-to-maturity                                      626,332           897,786
   Proceeds from disposal of premises and equipment                                18,500                 -
   Purchases of premises and equipment                                            (31,592)          (60,097)
                                                                          ---------------   ---------------
     Net cash used by investing activities                                     (3,903,374)         (123,015)
                                                                          ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                                            1,357,371         2,119,546
   Increase (decrease) in short-term borrowings                                   100,000           (30,000)
   Dividends paid                                                                (119,383)          (92,509)
                                                                          ---------------   ---------------
       Net cash provided by financing activities                                1,337,988         1,997,037
                                                                          ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                             (1,930,853)        2,335,307

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 19,474,460         5,732,260
                                                                          ---------------   ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    17,543,607   $     8,067,567
                                                                          ===============   ===============

 Cash paid during the period for:
   Income taxes                                                           $        13,030   $             -
   Interest                                                               $       779,520   $       595,920

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 1999 and for the interim periods ended March 31, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1998 Annual Report.

NOTE 2 - ADOPTION OF ACCOUNTING PRINCIPLE

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months ended March 31, 1999 and 1998:

                                                             Pre-tax          (Expense)       Net of tax
FOR THE QUARTER ENDED MARCH 31, 1999:                         Amount           Benefit           Amount
                                                        ---------------   ---------------   ---------------
Net unrealized gains (losses) on securities
  available for sale arising in 1999                    $       (95,865)  $        32,625   $       (63,240)
                                                        ---------------   ---------------   ---------------

Other comprehensive income                              $       (95,865)  $        32,625   $       (63,240)
                                                        ===============   ===============   ===============


                                                            Pre-tax           (Expense)        Net of tax
FOR THE QUARTER ENDED MARCH 31, 1998:                        Amount            Benefit           Amount
                                                        ---------------   ---------------   ---------------
Net unrealized gains (losses) on securities
  available for sale arising in 1998                    $         1,729   $          (607)  $         1,122
                                                        ---------------   ---------------   ---------------

Other comprehensive income                              $         1,729   $          (607)  $         1,122
                                                        ===============   ===============   ===============

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                                  COMMUNITYCORP


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of March 31, 1999 compared to December 31, 1998, and the results of operations for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended March 31, 1999, net interest income increased $156,263 or 22.40% over the same period in 1998. The net interest margin realized on earning assets decreased slightly from 4.49% for the three months ended March 31, 1998 to 4.04% for the same period in 1999. The interest rate spread decreased from 3.56% at March 31, 1998 to 3.45% at March 31, 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 1999, the provision charged to expense was $95,000. This was $65,000 greater than for the comparable period in 1998. Based on present information, management believes the allowance for loan losses is adequate at March 31, 1999 to meet presently known and inherent risks in the loan portfolio.

NON-INTEREST INCOME

Non-interest income during the three months ended March 31, 1999 was $116,895, an increase of $36,995 or 46.30% from the comparable period in 1998. The increase is primarily a result of an increase in service charges from $67,547 at March 31, 1998 to $92,372 at March 31, 1999. Overdraft and NSF fees increased by $16,613 to $61,944 at March 31, 1999. This change is a result of the increase in deposit accounts over the two periods. Deposits at March 31, 1999 were $81,706,140 compared to $59,062,634 at March 31, 1998.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended March 31, 1999 was $425,266 or 3.36% higher than the three months and quarter ended March 31, 1998. Salaries and employee benefits increased from $200,885 at March 31, 1998 to $210,794 for the three months ended March 31, 1999. This increase is primarily attributable to annual pay raises. Other operating expenses increased $7,147 or 5.83% to $129,795 for the three months ended March 31, 1999 when compared to the same period in 1998.

INCOME TAXES

The income tax provision for the three months ended March 31, 1999 was $148,058 as compared to $111,500 for the same period in 1998. This increase was primarily a result of an increase in income before taxes. The effective tax rates were 32.86% and 33.18% at March 31, 1999 and 1998, respectively.

                                  COMMUNITYCORP

NET INCOME

The combination of the above factors resulted in net income for the three months ended March 31, 1999 of $302,482 as compared to $224,587 for the same period in 1998. This represents an increase of $77,895 or 34.68% from the same period in 1998.

ASSETS AND LIABILITIES

During the first three months of 1999, total assets increased $1,764,123 or 1.97% when compared to December 31, 1998. The primary source of growth in assets was in securities available for sale with an increase of $1,864,261 or 17.35% over the December 31, 1998 amount of $10,744,051 and in loans receivable with an increase of $1,734,950 or 3.34% since December 31, 1998. Total deposits increased $1,357,371 over the December 31, 1998 amount of $80,348,769 to $81,706,140 at March 31, 1999.

LOANS

The demand for loans continued to increase in the Walterboro marketplace during the first three months of 1999. Net loans increased $1,722,083 or 3.38% during the period. Balances within the major loans receivable categories as of March 31, 1999 and December 31, 1998 are as follows:


                                                                 March 31,         December 31,
                                                                   1999               1998
                                                             ----------------    ----------------
Commercial and industrial                                    $     36,574,639    $     34,733,571
Real estate                                                         7,637,403           7,813,792
Consumer                                                            9,005,539           8,864,037
Agricultural                                                          169,727             161,719
Other, net                                                            227,296             306,535
                                                             ----------------    ----------------
                                                             $     53,614,604    $     51,879,654
                                                             ================    ================


RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:


Loans:                                                              1999                1998
                                                             ---------------------------------------
   Nonaccrual loans                                          $        889,859    $        562,544
   Accruing loans more than 90 days past due                 $          3,000    $          5,016
Loans identified by the internal review mechanism:
   Criticized                                                $        177,748    $        204,833
   Classified                                                $        740,184    $        686,274

Activity in the Allowance for Loan Losses is as follows:

                                                                    1999                1998
                                                             ------------------  -------------------
Balance, January 1,                                          $        929,482    $        743,260
Provision for loan losses for the period                               95,000              30,000
Net loans (charged off) recovered for the period                      (82,133)            (22,278)
                                                             ----------------    ----------------
Balance, end of period                                       $        942,349    $        750,982
                                                             ================    ================

Gross loans outstanding, end of period                       $     53,614,604    $     42,652,925
Allowance for Loan Losses to loans outstanding                          1.76%               1.76%

                                  COMMUNITYCORP

DEPOSITS

Total deposits increased $1,357,371 or 1.69% from December 31, 1998. Expressed in percentages, non-interest bearing deposits decreased 9.95% and interest bearing deposits increased 3.07%.

Balances within the major deposit categories as of March 31, 1999 and December 31, 1998 are as follows:

                                                               March 31,           December 31,
                                                                  1999                1998
                                                             ----------------    ----------------
Non-interest bearing demand deposits                         $      7,684,042    $      8,532,818
Interest bearing demand deposits                                   18,589,031          19,872,854
Savings deposits                                                   16,593,255          13,731,101
Certificates of deposit                                            38,839,812          38,211,996
                                                             ----------------    ----------------
                                                             $     81,706,140    $     80,348,769
                                                             ================    ================

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio which was at 65.21% at March 31, 1999 and 64.24% at December 31, 1998.

Securities available-for-sale which totaled $12,608,312 at March 31, 1999, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 1999, unused lines of credit totaled $2,500,000.

CAPITAL RESOURCES

Total shareholders' equity increased $119,859 to $8,289,437 at March 31, 1999. The increase is primarily attributable to earnings for the period of $302,482 less dividends paid of $119,383. A decline of $63,240 in the fair value of securities available-for-sale offset a portion of the increase in equity that resulted from earnings.

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

                                  COMMUNITYCORP

CAPITAL RESOURCES -- continued

The following table summarizes the Company's risk-based capital at March 31, 1999:


Shareholders' equity                                         $      8,313,057
Less: intangibles                                                     (16,213)
                                                             ----------------
Tier I capital                                                      8,296,844

Plus: allowance for loan losses (1)                                   746,676
                                                             ----------------
Total capital                                                $      9,043,520
                                                             ================

Risk-weighted assets                                         $     59,382,115
                                                             ================

Risk based capital ratios
        Tier I                                                         13.89%
        Total capital                                                  15.14%
        Leverage ratio                                                  9.19%

(1) limited to 1.25% of risk-weighted assets

REGULATORY MATTERS

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

YEAR 2000

Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year, which may result in widespread computer malfunctions. While the Bank believes that it has available resources and has adopted a plan to address Year 2000 compliance, it is still dependent to a certain degree on other third party vendors. The Bank acquired a new data processing system in early 1997 which the Bank believes is Year 2000 compliant. Testing for this new system was completed as of March 31, 1999. All phases of the testing were considered to be successful. The Bank has incurred approximately $15,000 in expenses to upgrade its computer systems to become Year 2000 compliant. Any other costs associated with upgrading are not expected to be material.

The Bank anticipates that the costs to upgrade other ancillary systems will not materially differ from normal costs incurred during prior years to upgrade and maintain its computer systems. The Bank has completed an evaluation of all its internal systems and software and the network connections it maintains, and it may incur only minor additional costs. The Bank is seeking assurances about the Year 2000 compliance with respect to the other third party hardware and software systems it uses, and the Bank believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. The Bank has completed testing all ancillary systems, such as telephone systems and security devices, as of March 31, 1999. There can be no assurances that all hardware and software that the Bank uses will be Year 2000 compliant, and the Bank cannot predict with any certainty the costs it will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Bank's inability to control third party modification plans, the Bank's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

                                  COMMUNITYCORP

YEAR 2000 -- continued

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 1999, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing three directors for three-year terms, and (b) ratifying the appointment of Tourville, Simpson & Henderson, L.L.P., as the Company's independent auditors for the fiscal year ending December 31, 1999.

The nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company with 218,930 shareholders voting for the nominees out of a total 300,000 outstanding shareholders. There were 600 abstention votes and no votes against the election of the directors. Tourville, Simpson & Henderson, L.L.P. also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 300,000 outstanding shareholders of the Company, 219,580 shareholders voted for their selection as independent auditors. There were no abstention or no votes against their selection as auditors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        27.  Financial Data Schedule

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1999.

Items 1, 2, 3 and 5 are not applicable.

                                  COMMUNITYCORP

                           PART II - OTHER INFORMATION



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMMUNITYCORP




                                   By:
                                         -------------------------------------
                                         W. Roger Crook
                                         President & Chief Executive Officer




Date: May 14, 1999                 By:
                                         -------------------------------------
                                         Gwen P. Bunton
                                         Chief Financial Officer