Form 10-Q
period 1999-06-30
COMMUNITYCORP
filed 1999-08-12
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                      FORM 10-Q

        X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1999

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                      300,000 shares of common stock, $5.00 par value

                                  PAGE 1 OF 16
                             EXHIBIT INDEX ON PAGE 2

                                  COMMUNITYCORP
                                      INDEX

PART I.  Financial Information                                                    Page No.
-------  ---------------------                                                    --------
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 1999 and
         December 31, 1998............................................................3

         Condensed Consolidated Statements of Income - Six months ended June 30,
         1999 and 1998 and Three months ended June 30, 1999 and 1998..................4

         Condensed Consolidated Statement of Shareholders' Equity - Six months ended June 30, 1999..........................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June
         30, 1999 and 1998............................................................6

         Notes to Condensed Consolidated Financial Statements.........................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.............................................................8-13

PART II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.........................14

Item 6.  Exhibits and Reports on Form 8-K.........................................14-16

         (a) Exhibits.............................................................14-16

         (b) Reports on Form 8-K..................................................14-16

                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,
                                                                  1999          1998
                                                            -------------   -------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                   $   2,633,374   $   3,864,460
  Federal funds sold & repurchase agreements                   11,120,000      15,610,000
                                                            -------------   -------------
                                                               13,753,374      19,474,460

Securities available-for-sale                                  17,230,314      10,743,854

Securities held-to-maturity (estimated market value
  of $4,827,239 and $5,259,426 at June 30, 1999
  and December 31, 1998, respectively)                          4,896,858       5,192,632

Loans receivable                                               55,014,541      51,879,654
   Less allowance for loan losses                                (994,112)       (929,482)
                                                            -------------   -------------
     Loans, net                                                54,020,429      50,950,172

Accrued interest receivable                                       881,273         790,130
Premises, furniture & equipment, net                            1,846,429       1,905,761
Other assets                                                      555,650         445,961
                                                            -------------   -------------
    Total assets                                            $  93,184,327   $  89,502,970
                                                            =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
  Non-interest bearing                                      $  10,336,473   $   8,532,818
  Interest bearing                                             72,988,509      71,815,951
                                                            -------------   -------------
                                                               83,324,982      80,348,769
Short-term borrowings                                             810,000         410,000
Accrued interest payable                                          478,460         498,256
Other liabilities                                                 132,110          76,367
                                                            -------------   -------------
    Total liabilities                                          84,745,552      81,333,392
                                                            -------------   -------------

SHAREHOLDERS' EQUITY:
Preferred stock, $5 par value, 3,000,000 shares  authorized
and unissued                                                            -               -
Common stock, $5 par value, 3,000,000 shares
  authorized, 300,000 shares issued  and outstanding            1,500,000       1,500,000
Capital surplus                                                 1,731,708       1,731,708
Accumulated other comprehensive income                           (202,676)         39,620
Retained earnings                                               5,437,154       4,925,661
Treasury stock (1,543 shares in 1999 and 1,543 shares in
 1998)                                                            (27,411)        (27,411)
                                                            -------------   -------------
    Total shareholders' equity                                  8,438,775       8,169,578
                                                            -------------   -------------
    Total liabilities and shareholders' equity              $  93,184,327   $  89,502,970
                                                            =============   =============

                See notes to condensed consolidated financial statements.

                                  COMMUNITYCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                     Six Months Ended             Three Months Ended
                                          June 30,                      June 30,
                               ----------------------------  ----------------------------
                                    1999           1998           1999           1998
                               -------------  -------------  -------------  -------------
Interest income:
   Loans, including fees       $   2,523,554  $   2,088,097  $   1,284,329  $   1,080,477
   Securities                        482,252        425,342        261,686        207,556
   Other interest income             338,403        163,415        159,693         97,185
                               -------------  -------------  -------------  -------------
      Total                        3,344,209      2,676,854      1,705,708      1,385,218
                               -------------  -------------  -------------  -------------

Interest expense:
   Deposit accounts                1,556,500      1,216,667        776,776        628,115
   Other interest expense             10,731         10,302          5,865          4,866
                               -------------  -------------  -------------  -------------
                                   1,567,231      1,226,969        782,641        632,981
                               -------------  -------------  -------------  -------------

Net interest income                1,776,978      1,449,885        923,067        752,237

Provision for loan losses            180,000         80,000         85,000         50,000
                               -------------  -------------  -------------  -------------
Net interest income after
  provision for loan losses        1,596,978      1,369,885        838,067        702,237
                               -------------  -------------  -------------  -------------

Other operating income:
   Service charges                   197,539        141,414        105,167         73,867
   Other income                       40,464         17,364         15,941          5,012
                               -------------  -------------  -------------  -------------
      Total                          238,003        158,778        121,108         78,879
                               -------------  -------------  -------------  -------------

Other operating expenses:
  Salaries and benefits              429,570        401,389        218,776        200,504
  Net occupancy expense               60,345         58,968         33,369         28,652
  Equipment expense                  119,136        112,106         61,435         54,494
  Other operating expenses           277,610        255,060        147,815        132,411
                               -------------  -------------  -------------  -------------
      Total                          886,661        827,523        461,395        416,061
                               -------------  -------------  -------------  -------------

Income before taxes                  948,320        701,140        497,780        365,055
Income tax provision                 317,444        227,540        169,386        116,040
                               -------------  -------------  -------------  -------------

Net income                           630,876        473,600        328,394        249,015
                               =============  =============  =============  =============

Other comprehensive income,
  net of tax:
  Unrealized gains (losses)
    on securities
    during the period               (242,296)         3,134       (179,056)         2,012
                               -------------  -------------  -------------  -------------
  Other comprehensive income        (242,296)         3,134       (179,056)         2,012
                               -------------  -------------  -------------  -------------

Comprehensive income           $     388,580  $     476,734  $     149,338  $     251,027
                               =============  =============  =============  =============
Earnings per share:
    Weighted average common
     shares outstanding              298,457        298,660        298,457        298,674
                               =============  =============  =============  =============

Net income per common share    $        2.11  $        1.59  $        1.10  $         .83
                               =============  =============  =============  =============

                 See notes to condensed consolidated financial statements.

                                  COMMUNITYCORP
                 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     for the six months ended June 30, 1999
                                   (UNAUDITED)


                                                                  Accumulated
                                Common Stock                         Other                                   Total
                            ----------------------     Capital   Comprehensive   Retained     Treasury   Shareholders'
                            Shares        Amount       Surplus       Income      Earnings       Stock       Equity
                            -------    -----------    ----------   ---------   ----------    --------    -----------
Balance,
  December 31, 1998         300,000    $ 1,500,000    $1,731,708    $ 39,620    $4,925,661    $(27,411)   $ 8,169,578

Cash dividends declared
  $0.40 per share                                                                 (119,383)                  (119,383)

Other comprehensive
  income                                                            (242,296)                                (242,296)

Net income
  for the period                                                                   630,876                    630,876
                            -------    -----------    ----------   ---------   ----------    --------    -----------
Balance,
  June 30, 1999             300,000    $ 1,500,000    $1,731,708   $(202,676)  $5,437,154    $(27,411)   $ 8,438,775
                            =======    ===========    ==========   =========   ==========    ========    ===========

                 See notes to condensed consolidated financial statements.

                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                         June 30,
                                                             ----------------------------
                                                                    1999           1998
                                                             -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $     630,876  $     473,600
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                                   91,315         93,425
     Provision for possible loan losses                            180,000         80,000
     Amortization less accretion on investments                        261         (4,219)
     Amortization of deferred loan costs                            37,860         13,433
     Gain on sale of premises and equipment                        (18,500)             -
     (Increase) decrease in interest receivable                    (91,143)        14,706
     Increase (decrease) in interest payable                       (19,796)        28,724
     (Increase) decrease in other assets                            17,249        (84,609)
     Increase (decrease) in other liabilities                       55,743         77,579
                                                             -------------  -------------
         Net cash provided by operating activities                 883,865        692,639
                                                             -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                           (3,288,117)    (4,966,856)
   Purchases of securities available-for-sale                   (8,408,787)    (2,299,349)
   Maturities of securities available-for-sale                   1,725,998      3,077,957
   Purchases of securities held-to-maturity                       (725,000)      (409,567)
   Maturities of securities held-to-maturity                       847,608      2,212,809
   Proceeds from disposal of premises and equipment                 18,500          1,426
   Purchases of premises and equipment                             (31,983)       (73,657)
                                                             -------------  --------------
         Net cash used by investing activities                  (9,861,781)    (2,457,237)
                                                             -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                             2,976,213      7,533,725
   Increase (decrease) in short-term borrowings                    400,000       (110,000)
   Sale (purchase) of treasury stock                                     -          1,000
   Dividends paid                                                 (119,383)       (92,509)
                                                             -------------  -------------
       Net cash provided by financing activities                 3,256,830      7,332,216
                                                             -------------  -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              (5,721,086)     5,567,618

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  19,474,460      5,732,260
                                                             -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  13,753,374  $  11,299,878
                                                             =============  =============

 Cash paid during the period for:
   Income taxes                                              $     313,200  $     254,800
   Interest                                                  $   1,587,027  $   1,198,245

                 See notes to condensed consolidated financial statements.

                                    COMMUNITYCORP
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 1999 and for the interim periods ended June 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1998 Annual Report.

Note 2 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 1999 and 1998 and for the three months ended June 30, 1999 and 1998:


                                               Pre-tax       (Expense)    Net of tax
For the Six Months Ended June 30, 1999:         Amount        Benefit        Amount
                                           -------------  -------------  -----------
Net unrealized gains (losses) on securities
  available for sale arising in 1999       $    (369,233) $     126,937  $  (242,296)
                                           -------------  -------------  -----------

Other comprehensive income                 $    (369,233) $     126,937  $  (242,296)
                                           =============  =============  ===========


                                               Pre-tax       (Expense)    Net of tax
For the Six Months Ended June 30, 1998:         Amount        Benefit        Amount
                                           -------------  -------------  -----------

Net unrealized gains (losses) on securities
  available for sale arising in 1998       $       4,790  $      (1,656) $     3,134
                                           -------------  -------------  -----------

Other comprehensive income                 $       4,790  $      (1,656) $     3,134
                                           =============  =============  ===========


                                               Pre-tax       (Expense)    Net of tax
For the Three Months Ended June 30, 1999:       Amount        Benefit        Amount
                                           -------------  -------------  -----------

Net unrealized gains (losses) on securities
  available for sale arising in 1999       $    (273,368) $      94,312  $  (179,056)
                                           -------------  -------------  -----------

Other comprehensive income                 $    (273,368) $      94,312  $  (179,056)
                                           =============  =============  ===========



                                    COMMUNITYCORP

Note 2 - Comprehensive Income -- continued

                                               Pre-tax       (Expense)    Net of tax
For the Three Months Ended June 30, 1998:       Amount        Benefit        Amount
                                           -------------  -------------  -----------

Net unrealized gains (losses) on securities
  available for sale arising in 1998       $       3,072  $      (1,060) $     2,012
                                           -------------  -------------  -----------

Other comprehensive income                 $       3,072  $      (1,060) $     2,012
                                           =============  =============  ===========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

Item 2.  Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of June 30, 1999 compared to December 31, 1998, and the results of operations for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the six months ended June 30, 1999, net interest income increased $327,093 or 22.56% over the same period in 1998. The net interest margin realized on earning assets decreased from 4.57% for the six months ended June 30, 1998 to 4.17% for the same period in 1999. Yields on earning assets increased slightly as a result of growth in loans while the increase in certificates of deposit resulted in higher yields on interest bearing liabilities. The interest rate spread decreased by 22 basis points from 3.79% at June 30, 1998 to 3.57% at June 30, 1999.

Net interest income increased from $752,237 for the quarter ending June 30, 1998 to $923,067 for the quarter ending June 30, 1999. This represents an increase of $170,830 or 22.71%. The net interest margin realized on earning assets decreased from 4.65% for the quarter ended June 30, 1998 to 4.24% for the quarter ended June 30, 1999. The interest rate spread also decreased by 36 basis points from 3.99% at June 30, 1998 to 3.63% at June 30, 1999.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 1999, the provision charged to expense was $180,000. The increase of $100,000 from the comparable period in 1998 is a result of management's efforts to increase the allowance for loan losses to match the $8,760,515 growth in the loan portfolio since June 30, 1998 and to cover the charge offs of a number of small unsecured loans. For the quarter ended June 30, 1999 and 1998, the provision charged to expense was $85,000 and $50,000, respectively. Based on present information, management believes the allowance for loan losses is adequate at June 30, 1999 to meet presently known and inherent risks in the loan portfolio.

                                    COMMUNITYCORP

Non-Interest Income

Non-interest income during the six months ended June 30, 1999 was $238,003, an increase of $79,225 or 49.90% from the comparable period in 1998. The increase is primarily a result of an increase in service charges from $141,414 at June 30, 1998 to $197,539 at June 30, 1999. Overdraft and NSF fees increased by $44,804 to $138,279 at June 30, 1999. This change is a result of the increase in deposit accounts over the two periods. Deposits at June 30, 1998 were $64,476,813 compared to $83,324,982 at June 30, 1999.

For the quarter ended June 30, 1999, non-interest income increased $42,229 or 53.54% over the same period in 1998. This increase is primarily due to service charges which increased $31,300 or 42.37% from the quarter ended June 30, 1998 to the quarter ended June 30, 1999.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 1999 was $886,661 or 7.15% higher than the six months ended June 30, 1998. Salaries and employee benefits increased from $401,389 at June 30, 1998 to $429,570 for the six months ended June 30, 1999.

For the quarter ended June 30, 1999, non-interest expense increased $45,334 or 10.90% over the same period in 1998. The largest increase between the quarter ended June 30, 1999 and the quarter ended June 30, 1998 was in salaries and benefits which increased $18,272 or 9.11%.

Income Taxes

The income tax provision for the six months ended June 30, 1999 was $317,444 as compared to $227,540 for the same period in 1998. The effective tax rates were 33.47% and 32.45% at June 30, 1999 and 1998, respectively. The effective tax rates were 34.03% and 31.79% for the quarter ended June 30, 1999 and June 30, 1998, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 1999 of $630,876 as compared to $473,600 for the same period in 1998. This represents an increase of $157,276 or 33.21% over the same period in 1998. For the quarter ended June 30, 1999, net income was $328,394 as compared to $249,015 for the quarter ended June 30, 1998. This represents an increase of $79,379 or 31.88% from the quarter ending June 30, 1999 as compared to the quarter ending June 30, 1998.

Assets and Liabilities

During the first six months of 1999, total assets increased $3,681,357 or 4.11% when compared to December 31, 1998. The primary reason for the increase in assets was due to an increase in securities available for sale of $6,486,460 during the first six months of 1999, whereas cash and cash equivalents decreased $5,721,086. In addition, loans increased $3,134,887 or 6.04% from December 31, 1998 to June 30, 1999. Total deposits increased $2,976,213 or 3.70% from the December 31, 1998 amount of $80,348,769. Within the deposit area, savings increased $4,058,931 or 29.56% and interest bearing demand deposits decreased $3,617,231 or 18.20% during the first six months of 1999. Additionally, non-interest bearing deposits and certificates of deposit increased $1,803,655 and $730,858 respectively over the amounts reported at December 31, 1998.

                                    COMMUNITYCORP

Investment Securities

Investment securities increased from $15,936,486 at December 31, 1998 to $22,127,172 at June 30, 1999. Securities available-for-sale increased $6,486,460 or 60.37% from December 31, 1998 to June 30, 1999.

Loans

The demand for loans continued to increase in the Walterboro marketplace during the first six months of 1999. Net loans increased $3,070,257 or 6.03% during the period. Balances within the major loans receivable categories as of June 30, 1999 and December 31, 1998 are as follows:

                                                   June 30,       December 31,
                                                     1999             1998
                                                -------------   --------------
Commercial and industrial                       $  37,338,287   $   34,733,571
Real estate                                         7,388,436        7,813,792
Consumer                                            9,845,559        8,864,037
Agricultural                                          148,500          161,719
Other, net                                            293,759          306,535
                                                -------------   --------------
                                                $  55,014,541   $   51,879,654
                                                =============   ==============

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                           June 30,
                                                ------------------------------
                                                     1999              1998
                                                -------------   --------------
Loans:   Nonaccrual loans                       $     763,682   $      605,974

   Accruing loans more than 90
     days past due                              $       4,000   $        7,419

Loans identified by the internal review
  mechanism:

   Criticized                                   $     174,172   $      202,615

   Classified                                   $     836,221   $      717,696

                                    COMMUNITYCORP

Risk Elements in the Loan Portfolio -- continued

Activity in the Allowance for Loan Losses is as follows:

                                                            June 30,
                                                      1999            1998
                                                -------------   --------------

Balance, January 1,                             $     929,482   $      743,260
Provision for loan losses for the period              180,000           80,000
Net loans (charged off) recovered for
  the period                                         (115,370)         (36,511)
                                                -------------   --------------

Balance, end of period                          $     994,112   $      786,749
                                                =============   ==============

Gross loans outstanding, end of period          $  55,014,541   $   46,254,026

Allowance for Loan Losses to
  loans outstanding                                      1.81%            1.70%

Deposits

At June 30, 1999, total deposits increased by $2,976,213 or 3.70% from December 31, 1998. Expressed in percentages, non-interest bearing deposits increased 21.14% and interest bearing deposits increased 1.63%.

Balances within the major deposit categories as of June 30, 1999 and December 31, 1998 are as follows:

                                                    June 30,      December 31,
                                                      1999           1998
                                                -------------   --------------

Non-interest bearing demand deposits            $  10,336,473   $    8,532,818
Interest bearing demand deposits                   16,255,623       19,872,854
Savings deposits                                   17,790,032       13,731,101
Certificates of deposit                            38,942,854       38,211,996
                                                -------------   --------------

                                                $  83,324,982   $   80,348,769
                                                =============   ==============

Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 65.39% at June 30, 1999 and 64.24% at December 31, 1998.

Securities available-for-sale which totaled $17,230,314 at June 30, 1999, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 1999, unused lines of credit totaled $2,500,000.

                                    COMMUNITYCORP

Capital Resources

Total shareholders' equity increased from $8,169,578 at December 31, 1998 to $8,438,775 at June 30, 1999. The increase of $269,197 is attributable to earnings for the period of $630,876 with dividends paid out of $119,383 and a decrease of $242,296 in the fair value of securities available-for-sale.

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

The following table summarizes the Company's risk-based capital at June 30, 1999:

Shareholders' equity                            $   8,641,451
Less: intangibles                                     (13,434)
                                                -------------
Tier I capital                                      8,628,017

Plus: allowance for loan losses (1)                   768,649
                                                -------------
Total capital                                   $   9,396,666
                                                =============

Risk-weighted assets                            $  61,491,907
                                                =============

Risk based capital ratios
    Tier I                                             14.03%
    Total capital                                      15.28%
    Leverage ratio                                      9.29%

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

                                COMMUNITYCORP

Year 2000 -- continued

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    27.  Financial Data Schedule

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1999.

Items 1, 2, 3 and 5 are not applicable.

                                    COMMUNITYCORP

                             PART II - OTHER INFORMATION


                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COMMUNITYCORP




                                 By:
                                     ------------------------------------
                                     W. Roger Crook
                                     President & Chief Executive Officer




Date:                            By:
                                     ------------------------------------
                                     Gwen P. Bunton
                                     Chief Financial Officer