Form 10-Q
period 1999-09-30
COMMUNITYCORP
filed 1999-11-12
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                      FORM 10-Q

      X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     ---             OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 (843) 549-2265
              (Registrant's telephone number, including area code)
               --------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X    NO
                                  -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                 300,000 SHARES OF COMMON STOCK, $5.00 PAR VALUE

                                  PAGE 1 OF 14
                             EXHIBIT INDEX ON PAGE 2

                                  COMMUNITYCORP
                                      INDEX



PART I. FINANCIAL INFORMATION                                          Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -
        September 30, 1999 and December 31, 1998.............................3

        Condensed Consolidated Statements of Income -
        Nine months ended September 30, 1999 and 1998 and
        Three months ended September 30, 1999 and 1998.......................4

        Condensed Consolidated Statement of Shareholders'
        Equity - Nine months ended September 30, 1999........................5

        Condensed Consolidated Statements of Cash Flows -
        Nine months ended September 30, 1999 and 1998........................6

        Notes to Condensed Consolidated Financial Statements...............7-8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................8-13

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K....................................13


         (a) Exhibits.......................................................13

         (b) Reports on Form 8-K............................................13

                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                           1999              1998
                                                                       -------------    --------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                              $   3,829,330    $    3,864,460
  Federal funds sold & repurchase agreements                               8,100,000        15,610,000
                                                                       -------------    --------------
                                                                          11,929,330        19,474,460

Securities available-for-sale                                             18,608,976        10,743,854

Securities held-to-maturity (estimated market value
  of $5,693,133 and $5,259,426 at September 30, 1999
  and December 31, 1998, respectively)                                     5,789,035         5,192,632

Loans receivable                                                          57,685,035        51,879,654
   Less allowance for loan losses                                         (1,019,347)         (929,482)
                                                                       -------------       ------------
     Loans, net                                                           56,665,688        50,950,172

Accrued interest receivable                                                  976,539           790,130
Premises, furniture & equipment, net                                       1,805,678         1,905,761
Other assets                                                                 857,697           445,961
                                                                       -------------    --------------
    Total assets                                                       $  96,632,943    $   89,502,970
                                                                       =============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
  Non-interest bearing                                                 $  10,622,611    $    8,532,818
  Interest bearing                                                        76,533,512        71,815,951
                                                                       -------------    --------------
                                                                          87,156,123        80,348,769
Short-term borrowings                                                        230,000           410,000
Accrued interest payable                                                     482,614           498,256
Other liabilities                                                            246,571            76,367
                                                                       -------------    --------------

    Total liabilities                                                     88,115,308        81,333,392
                                                                       -------------    --------------

SHAREHOLDERS' EQUITY:
Preferred stock, $5 par value, 3,000,000 shares
  authorized and unissued                                                          -                 -
Common stock, $5 par value, 3,000,000 shares
  authorized, 300,000 shares issued  and outstanding                       1,500,000         1,500,000
Capital surplus                                                            1,731,708         1,731,708
Accumulated other comprehensive income                                      (269,782)           39,620
Retained earnings                                                          5,808,120         4,925,661
Treasury stock (6,543 shares in 1999 and 1,543 shares in 1998)              (252,411)          (27,411)
                                                                       -------------    --------------

    Total shareholders' equity                                             8,517,635         8,169,578
                                                                       -------------    --------------

    Total liabilities and shareholders' equity                         $  96,632,943    $   89,502,970
                                                                       =============    ==============

            See notes to condensed consolidated financial statements.

                                  COMMUNITYCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    Nine Months Ended               Three Months Ended
                                                       September 30,                   September 30,
                                              ----------------------------    ----------------------------
                                                  1999            1998            1999            1998
                                              ------------    ------------    ------------    ------------
Interest income:
   Loans, including fees                      $  3,841,315    $  3,236,096    $  1,317,761    $  1,147,999
   Securities                                      801,581         616,975         319,329         191,633
   Other interest income                           458,262         327,189         119,859         163,774
                                              ------------    ------------    ------------    ------------
      Total                                      5,101,158       4,180,260       1,756,949       1,503,406
                                              ------------    ------------    ------------    ------------

Interest expense:
   Deposit accounts                              2,345,570       1,922,301         789,070         705,634
   Other interest expense                           16,012          14,918           5,281           4,616
                                              ------------    ------------    ------------    ------------
                                                 2,361,582       1,937,219         794,351         710,250
                                              ------------    ------------    ------------    ------------

Net interest income                              2,739,576       2,243,041         962,598         793,156

Provision for loan losses                          250,000         170,000          70,000          90,000
                                              ------------    ------------    ------------    ------------
Net interest income after
  provision for loan losses                      2,489,576       2,073,041         892,598         703,156
                                              ------------    ------------    ------------    ------------

Other operating income:
   Service charges                                 308,134         223,068         110,595          81,654
   Other income                                     53,008          23,519          12,544           6,155
                                              ------------    ------------    ------------    ------------
      Total                                        361,142         246,587         123,139          87,809
                                              ------------    ------------    ------------    ------------

Other operating expenses:
  Salaries and benefits                            654,248         606,081         224,678         204,692
  Net occupancy expense                             93,401          89,504          33,056          30,536
  Equipment expense                                182,621         171,892          63,485          59,786
  Other operating expenses                         426,890         377,706         149,280         122,646
                                              ------------    ------------    ------------    ------------
      Total                                      1,357,160       1,245,183         470,499         417,660
                                              ------------    ------------    ------------    ------------

Income before taxes                              1,493,558       1,074,445         545,238         373,305
Income tax provision                               491,716         353,580         174,272         126,040
                                              ------------    ------------    ------------    ------------

Net income                                       1,001,842         720,865         370,966         247,265
                                              ============    ============    ============    ============

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
  during the period                               (309,402)         25,859         (67,106)         22,725
                                              ------------    ------------    ------------    ------------
  Other comprehensive income                      (309,402)         25,859         (67,106)         22,725
                                              ------------    ------------    ------------    ------------
Comprehensive income                          $    692,440    $    746,724    $    303,860    $    269,990
                                              ============    ============    ============    ============
Earnings per share:
    Weighted average common shares
     outstanding                                   297,608         298,669         296,094         298,686
                                              ============    ============    ============    ============

Net income per common share                   $       3.37    $       2.41    $       1.25    $       0.83
                                              ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                                  COMMUNITYCORP
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)



                                  Accumulated
                                 Common Stock                            Other                                         Total
                             ----------------------     Capital      Comprehensive     Retained      Treasury      Shareholders'
                              Shares        Amount      Surplus         Income         Earnings        Stock          Equity
                             --------      --------    ----------     -----------    -----------   ------------    ------------
Balance,
  December 31, 1998            300,000   $ 1,500,000   $ 1,731,708     $  39,620   $   4,925,661    $  (27,411)    $ 8,169,578

Cash dividends declared
  - $.40 per share                                                                      (119,383)                    (119,383)

Other comprehensive
  income                                                                (309,402)                                    (309,402)

Purchase of treasury stock                                                                            (225,000)      (225,000)

Net income
 for the period                                                                        1,001,842                    1,001,842
                           ------------    -----------   -----------   ----------   ------------    -----------  ------------

Balance,
  September 30, 1999            300,000    $ 1,500,000   $ 1,731,708   $ (269,782)   $ 5,808,120     $ (252,411) $  8,517,635
                           ============    ============  ===========   ==========   ============   ============  ============



            See notes to condensed consolidated financial statements.

                                  COMMUNITYCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Nine Months Ended
                                                                September 30,
                                                             1999            1998
                                                        -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $   1,001,842    $     720,865
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                             136,417          137,967
     Provision for possible loan losses                       250,000          170,000
     Amortization less accretion on investments                 5,651           (5,297)
     Amortization of deferred loan costs                        9,081           20,594
     Gain on sale of premises and equipment                   (18,500)               -
     (Increase) decrease in interest receivable              (186,409)          45,755
     Increase (decrease) in interest payable                  (15,642)          73,554
     (Increase) decrease in other assets                     (249,453)         (79,779)
     Increase (decrease) in other liabilities                 170,204           93,677
                                                        -------------    -------------
         Net cash provided by operating activities          1,103,191        1,177,336
                                                        -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                      (5,974,597)      (6,925,986)
   Purchases of securities available-for-sale             (10,408,731)      (5,999,349)
   Maturities of securities available-for-sale              2,241,551        5,208,505
   Purchases of securities held-to-maturity                (1,683,927)        (409,571)
   Maturities of securities held-to-maturity                  912,246        2,958,215
   Proceeds from disposal of premises and equipment            18,500            1,427
   Purchases of premises and equipment                        (36,334)         (74,155)
                                                        -------------    -------------
         Net cash used by investing activities            (14,931,292)      (5,240,914)
                                                        -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                        6,807,354       10,748,852
   Increase (decrease) in short-term borrowings              (180,000)         (90,000)
   Sale (purchase) of treasury stock                         (225,000)           1,000
   Dividends paid                                            (119,383)         (92,509)
                                                        -------------    -------------
       Net cash provided by financing activities            6,282,971       10,567,343
                                                        -------------    -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         (7,545,130)       6,503,765

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             19,474,460        5,732,260
                                                        -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $  11,929,330    $  12,236,025
                                                        =============    =============

 Cash paid during the period for:
   Income taxes                                         $     421,200    $     457,301
   Interest                                             $   2,377,224    $   1,863,665


            See notes to condensed consolidated financial statements.

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 1999 and for the interim periods ended September 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1998 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effects for the nine months ended September 30, 1999 and 1998 and for the three months ended September 30, 1999 and 1998:



                                                    Pre-tax       (Expense)     Net of tax
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:        Amount        Benefit        Amount
                                                  -----------   ------------   ------------
Net unrealized gains (losses) on securities
  available for sale arising in 1999              $  (471,685)  $    162,283   $   (309,402)
                                                  -----------   ------------   ------------

Other comprehensive income                        $  (471,685)  $    162,283   $   (309,402)
                                                  ===========   ============   ============


                                                    Pre-tax       (Expense)     Net of tax
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:        Amount        Benefit        Amount
                                                  -----------   ------------   ------------
Net unrealized gains (losses) on securities
  available for sale arising in 1998              $    39,494   $    (13,635)  $     25,859
                                                  -----------   ------------   ------------

Other comprehensive income                        $    39,494   $    (13,635)  $     25,859
                                                  ===========   ============   ============


                                                    Pre-tax        (Expense)     Net of tax
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:       Amount         Benefit        Amount
                                                  -----------   ------------   ------------
Net unrealized gains (losses) on securities
  available for sale arising in 1999              $  (102,452)  $     35,346   $    (67,106)
                                                  -----------   ------------   ------------

Other comprehensive income                        $  (102,452)  $     35,346   $    (67,106)
                                                  ===========   ============   ============

                                  COMMUNITYCORP


                                                      Pre-tax      (Expense)      Net of tax
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:         Amount       Benefit         Amount
                                                   -----------   ------------   ------------
Net unrealized gains (losses) on securities
  available for sale arising in 1998               $    34,694   $    (11,969)  $     22,725
                                                   -----------   ------------   ------------

Other comprehensive income                         $    34,694   $    (11,969)  $     22,725
                                                   ===========   ============   ============



Accumulated other comprehensive income consists solely of the unrealized gain (losses) on securities available for sale, net of the deferred tax effects.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------

The following is a discussion of the Company's financial condition as of September 30, 1999 compared to December 31, 1998, and the results of operations for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

For the nine months ended September 30, 1999, net interest income increased $496,535 or 22.14% over the same period in 1998. The net interest margin realized on earning assets decreased from 4.54% for the nine months ended September 30, 1998 to 4.23% for the same period in 1999. Yields on earning assets decreased as a result of lower loans rates while the decrease in interest rates of deposits resulted in lower yields on interest bearing liabilities. The interest rate spread decreased by 19 basis points from 3.82% at September 30, 1998 to 3.63% at September 30, 1999.

Net interest income increased from $793,156 for the quarter ending September 30, 1998 to $962,598 for the quarter ending September 30, 1999. This represents an increase of $169,442 or 21.36%. The net interest margin realized on earning assets decreased from 4.48% for the quarter ended September 30, 1998 to 4.33% for the quarter ended September 30, 1999. The interest rate spread also decreased by 11 basis points from 3.87% at September 30, 1998 to 3.76% at September 30, 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 1999, the provision charged to expense was $250,000. The increase of $80,000 from the comparable period in 1998 is a result of management's efforts to increase the allowance for loan losses to correspond with the growth in the loan portfolio. For the quarter ended September 30, 1999 and 1998, the provision charged to expense was $70,000 and 90,000, respectively. Based on present information, management believes the allowance for loan losses is adequate at September 30, 1999 to meet presently known and inherent risks in the loan portfolio.

                                  COMMUNITYCORP

NON-INTEREST INCOME
-------------------

Non-interest income during the nine months ended September 30, 1999 was $361,142, an increase of $114,555 or 46.46% from the comparable period in 1998. The increase is primarily a result of an increase in service charges from $223,068 to $308,134 for the nine months ended September 30, 1999. Overdraft and NSF fees increased by $67,982 to $215,415 for the nine months ended September 30, 1999. This change is a result of the increase in deposit accounts over the two periods. Deposits at September 30, 1998 were $67,691,940 compared to $87,156,123 at September 30, 1999.

For the quarter ended September 30, 1999, non-interest income increased $35,330 or 40.24% over the same period in 1998. This increase is primarily due to an increase in service charges which increased $28,941 or 35.44% from the quarter ended September 30, 1998 to the quarter ended September 30, 1999.

NON-INTEREST EXPENSE
--------------------

Total non-interest expense for the nine months ended September 30, 1999 was $1,357,160 or 8.99% higher than the nine months ended September 30, 1998. Salaries and employee benefits increased from $606,081 at September 30, 1998 to $654,248 for the nine months ended September 30, 1999.

For the quarter ended September 30, 1999, non-interest expense increased $52,839 or 12.65% over the same period in 1998. The largest increase between the quarter ended September 30, 1999 and the quarter ended September 30, 1998 was in other operating expenses which increased $26,634 or 21.72%.

INCOME TAXES
------------

The income tax provision for the nine months ended September 30, 1999 was $491,716 as compared to $353,580 for the same period in 1998. The effective tax rates were 32.92% and 32.91% at September 30, 1999 and 1998, respectively. The effective tax rates were 31.96% and 33.76% for the quarter ended September 30, 1999 and September 30, 1998, respectively.

NET INCOME
----------

The combination of the above factors resulted in net income for the nine months ended September 30, 1999 of $1,001,842 as compared to $720,865 for the same period in 1998. This represents an increase of $280,977 or 38.98% over the same period in 1998. For the quarter ended September 30, 1999, net income was $370,966 as compared to $247,265 for the quarter ended September 30, 1998. This represents an increase of $123,701 or 50.03% from the quarter ending September 30, 1999 as compared to the quarter ending September 30, 1998.

ASSETS AND LIABILITIES
----------------------

During the first nine months of 1999, total assets increased $7,129,973 or 7.97% when compared to December 31, 1998. The primary reason for the increase in assets was due to an increase in securities available for sale which increased $7,865,122 or 73.21% from December 31, 1998 to September 30, 1999. Growth in gross loans of $5,805,381 or 11.19% from December 31, 1998 to September 30, 1999 also contributed to the growth in total assets. During the same period, federal funds sold and repurchase agreements decreased $7,510,000 or 48.11%. Total deposits increased $6,807,354 or 8.47% from the December 31, 1998 amount of $80,348,769 to $87,156,123 at September 30, 1999. Within the deposit area, savings accounts increased $4,245,961 or 30.92% during the first nine months of 1999.

                                  COMMUNITYCORP

         ------------------------------------

INVESTMENT SECURITIES
---------------------

Investment securities increased from $15,936,486 at December 31, 1998 to $24,398,011 at September 30, 1999. Securities held-to-maturity increased $596,403 or 11.49% from December 31, 1998 to September 30, 1999.

LOANS
-----

The demand for loans increased in the Walterboro marketplace during the first nine months of 1999. Net loans increased $5,715,516 or 11.22% during the period. Balances within the major loans receivable categories as of September 30, 1999 and December 31, 1998 are as follows:


                                    September 30,            December 31,
                                        1999                     1998
                                --------------------     --------------------
Commercial and industrial       $         39,492,264     $         34,733,571
Real estate                                7,122,827                7,813,792
Consumer                                  10,497,941                8,864,037
Agricultural                                 137,867                  161,719
Other, net                                   434,136                  306,535
                                --------------------     --------------------
                                $         57,685,035     $         51,879,654
                                ====================     ====================


RISK ELEMENTS IN THE LOAN PORTFOLIO
-----------------------------------

The following is a summary of risk elements in the loan portfolio:


                                                     September 30,
                                              ---------------------------
                                                  1999            1998
                                              -----------     -----------
Loans:   Nonaccrual loans                     $   760,443     $   810,560

   Accruing loans more than 90
     days past due                            $     8,000     $     4,000

Loans identified by the internal
  review mechanism:

   Criticized                                 $   170,852     $   197,758

   Classified                                 $   708,598     $   700,796


                                  COMMUNITYCORP

        ------------------------------------

RISK ELEMENTS IN THE LOAN PORTFOLIO -- continued
-----------------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                        September 30,
                                              -----------------------------
                                                   1999            1998
                                              ------------     ------------
Balance, January 1,                           $    929,482     $    743,260
Provision for loan losses for the period           250,000          170,000
Net loans (charged off) recovered for
  the period                                      (160,135)         (76,706)
                                              ------------     ------------

Balance, end of period                        $  1,019,347     $    836,554
                                              ============     ============

Gross loans outstanding, end of period        $ 57,685,035     $ 48,185,800

Allowance for Loan Losses to
  loans outstanding                                   1.77%            1.74%




DEPOSITS
--------

At September 30, 1999, total deposits increased by $6,807,354 or 8.47% from December 31, 1998. Expressed in percentages, non-interest bearing deposits increased 24.49% and interest bearing deposits increased 6.57%.

Balances within the major deposit categories as of September 30, 1999 and December 31, 1998 are as follows:

                                            September 30,        December 31,
                                                 1999               1998
                                          ----------------     ---------------
Non-interest bearing demand deposits      $     10,622,611     $     8,532,818
Interest bearing demand deposits                17,637,985          19,872,854
Savings deposits                                17,977,062          13,731,101
Certificates of deposit                         40,918,465          38,211,996
                                          ----------------     ---------------
                                          $     87,156,123     $    80,348,769
                                          ================     ===============

LIQUIDITY
---------

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 66.01% at September 30, 1999 and 64.24% at December 31, 1998.

Securities available-for-sale which totaled $18,608,976 at September 30, 1999, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 1999, unused lines of credit totaled $2,500,000.

                                  COMMUNITYCORP

         ------------------------------------

CAPITAL RESOURCES
-----------------

Total shareholders' equity increased from $8,169,578 at December 31, 1998 to $8,517,635 at September 30, 1999. The increase of $348,057 is primarily attributable to earnings for the period of $1,001,842 with dividends paid out of $119,383. A decrease of $309,402 in the fair value of securities available-for-sale partially offset the increase from net income to total equity. The purchase of $225,000 of treasury stock further decreased total equity.

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

The following table summarizes the Company's risk-based capital at September 30, 1999:

Shareholders' equity                                  $     8,787,417
Less: intangibles                                              10,655
                                                      ---------------
Tier I capital                                              8,776,762

Plus: allowance for loan losses (1)                           806,348
                                                      ---------------
Total capital                                         $     9,583,110
                                                      ===============

Risk-weighted assets                                  $    64,507,852
                                                      ===============

Risk based capital ratios
     Tier I                                                    13.61%
     Total capital                                             14.86%
     Leverage ratio                                             9.45%

(1) limited to 1.25% of risk-weighted assets

REGULATORY MATTERS
------------------

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

                                  COMMUNITYCORP

         ------------------------------------

YEAR 2000
---------

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

      (a)   Exhibits
            27. Financial Data Schedule
      (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1999.
Items 1, 2, 3, 4 and 5 are not applicable.

                                  COMMUNITYCORP

                           PART II - OTHER INFORMATION


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 COMMUNITYCORP


                                 By: ________________________________________
                                     W. Roger Crook
                                     President & Chief Executive Officer

Date: _________________          By: ________________________________________
                                     Gwen P. Bunton
                                     Chief Financial Officer