Form 10-K
period 1999-12-31
COMMUNITYCORP
filed 2000-03-23
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 33-76644

                                  COMMUNITYCORP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        SOUTH CAROLINA                                              57-1019001
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)


1100 N. JEFFERIES BLVD. WALTERBORO, SOUTH CAROLINA                   29488
--------------------------------------------------            ------------------
(Address of principal executive offices)                           (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  843/549-2265
                                                  --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT - NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON   STOCK,   PAR   VALUE   $5   PER   SHARE
--------------------------------------------------------------------------------
                                (Title of class)

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

The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of the Common Stock ($5 par value per share) held by non-affiliates of the registrant as of March 13, 2000 was $8,557,830. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shown owned by "affiliates", a status which each of the directors individually disclaims.

The number of shares outstanding of the issuer's classes of common stock as of March 13, 2000 - 300,000 shares of Common Stock, $5 Par Value.

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

EMPLOYEES. As of March 13, 2000, the Company and the Bank had twenty-six full-time and two part-time employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and they consider their relations with employees to be good.

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

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this PART I, Item 1 (Business) and in
Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

                                       PAGE 4 OF 45 SEQUENTIALLY NUMBERED PAGES.

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

No matters were submitted to a vote of security holders in the fourth quarter of 1999.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

As of December 31, 1999, there were 610 holders of the Company's Common Stock. Currently, there is no established trading market for the Company's Common Stock. Based on information known to management, its Common Stock has traded in the range of $ 30.00 to $ 45.00 per share.

Holders of the Company's Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available thereof. The Company paid cash dividends of $.40 and $.31 per share during 1999 and 1998, respectively. Any cash dividends paid by the Bank are paid to the Company as the sole shareholder of the Bank.

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


                                       PAGE 5 OF 45 SEQUENTIALLY NUMBERED PAGES.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data concerning the Company. The selected financial data has been derived from the consolidated financial statements which have been audited by Tourville, Simpson & Caskey, L.L.P., independent accountants. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

Year ended December 31                           1999           1998            1997           1996          1995
                                            -----------    -----------     -----------    -----------    --------

(Dollars in thousands,
  except per share)

BALANCE SHEET:
  Securities available-for-sale             $  18,760      $  10,744       $   9,395      $  10,188      $  4,965
  Securities held-to-maturity                   5,327          5,192           6,301          6,810         5,008
  Allowance for loan losses                     1,087            929             743            639           617
  Net loans                                    58,576         50,950          40,614         34,515        29,598
  Premises and equipment - net                  1,776          1,906           1,999          1,262           818
  Total assets                                 96,695         89,503          65,075         56,778        47,848
  Non-interest bearing deposits                 9,953          8,533           6,064          5,674         4,690
  Interest bearing deposits                    76,982         71,816          50,879         44,391        35,950
  Total deposits                               86,935         80,349          56,943         50,065        40,640
  Short-term borrowings                           290            410             480              -           990
  Total liabilities                            87,891         81,333          57,841         50,395        42,234
  Total shareholders' equity                    8,805          8,170           7,234          6,383         5,614

RESULTS OF OPERATIONS:
  Interest income                           $   6,905      $   5,748       $   4,749      $   4,151      $  3,557
  Interest expense                              3,168          2,674           2,131          1,937         1,524
                                            ---------      ---------       ---------      ---------      --------
  Net interest income                           3,737          3,074           2,618          2,214         2,033
  Provision for loan losses                       360            260             135            130           125
                                            ---------      ---------       ---------      ---------      --------
  Net interest income after provision           3,377          2,814           2,483          2,084         1,908
  Other income                                    465            342             258            224           176
  Other expenses                                1,810          1,630           1,329          1,072           952
  Income tax expense                              652            500             468            417           397
                                            ---------      ---------       ---------      ---------      --------

  Net income                                $   1,380      $   1,026       $     944      $     819      $    735
                                            =========      =========       =========      =========      ========


CASH DIVIDENDS PAID:                        $     119      $      93       $      84      $      75      $     63
                                            =========      =========       =========      =========      ========

PER SHARE DATA:
  Weighted average common
    shares outstanding                        296,522        298,390         298,646        299,420       300,000
  Net income                                $    4.65      $    3.44       $    3.16      $    2.73      $   2.45
  Cash dividends paid                       $     .40      $     .31       $     .28      $     .25      $    .21
  Period end book value                     $   30.15      $   27.37       $   24.24      $   21.32      $  18.71





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

As of December 31, 1999, the Company had nineteen full-time and one part-time employee in the Walterboro branch and seven full-time and one part-time employee at the Ravenel branch.

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

1999 COMPARED TO 1998

Net income for the year ended December 31, 1999 was $1,379,803, or $4.65 per share, compared to $1,026,338, or $3.44 per share, for the year ended December 31, 1998. An increase in net interest income of $663,438 over the 1998 amount of $3,073,762 contributed to this overall increase. Other income increased $123,420, or 36.07%, over 1998. Other expenses increased from $1,629,416 for 1998 to $1,810,490 for 1999. The increase in other expenses is primarily attributable to an increase in salaries and employee benefits of $101,897 from 1998 to 1999. Annual pay raises for the staff at both locations contributed to this increase.

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

Net interest income increased from $3,073,762 in 1998 to $3,737,200 in 1999, resulting in an increase of 21.58%. Income from loans increased by 17.00% to $5,212,989 for 1999 as compared to $4,455,655 for 1998. This increase was attributable to the growth in the loan portfolio from $51,879,654 in 1998 to $59,663,015 in 1999. There was also an increase in investment income of $314,618, an increase of 37.55% over the 1998 amount of $837,905. The net interest spread and net interest margin were 3.70% and 4.28% in 1999 as compared to 3.80% and 4.51% in 1998.

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

AVERAGE BALANCES, INCOME, EXPENSES, AND RATES

                                                  1999                                        1998
                                     ---------------------------------      -------------------------------------
                                     Average     Income/      Yield/         Average       Income/       Yield/
                                     Balance     Expense       Rate          Balance       Expense        Rate
                                    --------    ---------    ---------      ---------    -----------    ---------
(Dollars in thousands)
ASSETS:
Taxable securities (1)             $  14,649    $     888        6.06%      $  10,282    $       670         6.52%
Tax-exempt securities (1)              6,211          264        4.25%          3,771            168         4.46%
Federal funds sold                    11,092          540        4.87%          8,175            455         5.57%
Loans (2)                             55,288        5,213        9.43%         45,905          4,455         9.70%
                                   ---------    ---------                   ---------    -----------
    Total earning assets              87,240        6,905        7.91%         68,133          5,748         8.43%
                                                ---------                                -----------

Cash and due from banks                3,912                                    3,296
Allowance for loan losses               (974)                                    (793)
Premises and equipment                 1,849                                    1,975
Other assets                           1,468                                    1,055
                                   ---------                                ---------
    Total assets                   $  93,495                                $  73,666
                                   =========                                =========

LIABILITIES:
Interest bearing deposits          $  74,775        3,149        4.21%      $  57,316          2,655         4.63%
Short-term borrowings                    467           19        4.07%            414             19         4.59%
                                   ---------    ---------                   ---------    -----------
    Total interest-
     bearing liabilities              75,242        3,168        4.21%         57,730          2,674         4.63%
                                                ---------                                -----------

Non-interest bearing deposits          8,966                                    7,786
Accrued interest and
 other liabilities                       724                                      543
Shareholders' equity                   8,563                                    7,607
                                   ---------                                ---------
    Total liabilities and
       shareholders' equity        $  93,495                                $  73,666
                                   =========                                =========
Net interest income/
 interest rate spread                           $   3,737        3.70%                   $     3,074         3.80%
                                                =========    =========                   ===========    ==========

Net interest margin on earning assets                            4.28%                                       4.51%
                                                             =========                                  ==========

(1) Averages for securities are stated at historical cost.

(2) The effect of loans in non-accrual status and fees collected is not significant to the computations. All loans and deposits are domestic.

                                       PAGE 9 OF 45 SEQUENTIALLY NUMBERED PAGES.

ANALYSIS OF CHANGES IN NET INTEREST INCOME. Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate and volume (change in rate multiplied by the change in volume) is provided as follows:

ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                        1999 compared to 1998
                                                                    Due to increase (decrease) in

(Dollars in thousands)                                Volume           Rate           Volume/Rate        Total
                                                      ------         --------         -----------       ------
EARNING ASSETS
  Taxable securities                                $    273         $    (39)        $    (16)         $    218
  Tax-exempt securities                                  132              (20)             (16)               96
  Federal funds sold                                     181              (68)             (28)               85
  Loans                                                1,029             (221)             (50)              758
                                                    --------         --------         --------          --------
        Total interest income                          1,615             (348)            (110)            1,157
                                                    --------         --------         --------          --------
INTEREST-BEARING LIABILITIES
  Interest bearing deposits                              895             (300)            (101)              494
  Short-term borrowings                                    2               (2)               -                 -
                                                    --------         --------         --------          --------
        Total interest expense                           897             (302)            (101)              494
                                                    --------         --------         --------          --------
        Net interest income                         $    718         $    (46)        $     (9)         $    663
                                                    ========         ========         ========          ========

                                                                       1998 compared to 1997
                                                                  Due to increase (decrease) in

(Dollars in thousands)                                Volume           Rate           Volume/Rate        Total
                                                      ------         --------         -----------       ------
EARNING ASSETS
  Deposits in other banks                           $     (1)        $      -         $      -          $     (1)
  Taxable securities                                    (191)              13               (3)             (181)
  Tax-exempt securities                                   32                -                -                32
  Federal funds sold                                     245                1                1               247
  Loans                                                  895                5                1               901
                                                    --------         --------         --------          --------
        Total interest income                            980               19               (1)              998
                                                    --------         --------         --------          --------
INTEREST-BEARING LIABILITIES
  Interest bearing deposits                              470               58               13               541
  Short-term borrowings                                    2               (1)               -                 1
                                                    --------         --------         --------          --------
        Total interest expense                           472               57               13               542
                                                    --------         --------         --------          --------
        Net interest income                         $    508         $    (38)        $    (14)         $    456
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

                                      PAGE 10 OF 45 SEQUENTIALLY NUMBERED PAGES.

The following table presents the Company's rate sensitivity at each of the time intervals indicated as of December 31, 1999. The table may not be indicative of the Company's rate sensitivity position at other points in time.

INTEREST SENSITIVITY ANALYSIS

                                                                   After six
                                           Within     After three   through       Within      Greater than
                                           three      through six    twelve         one        One Year or
(Dollars in thousands)                     months        months      months         year       Nonsensitive       Total
                                          ---------    ---------    ---------     ---------    ------------      --------
ASSETS
Interest earning assets:
  Federal funds sold and
    securities purchased under
    agreements to resell                  $   4,670    $       -    $       -     $   4,670     $       -     $   4,670
  Investment securities                         235          201          183           619        23,468        24,087
  Loans (1)                                  11,165        4,144        9,671        24,980        33,979        58,959
                                          ---------    ---------    ---------     ---------     ---------     ---------

           Total                             16,070        4,345        9,854     $  30,269     $  57,447     $  87,716
                                          ---------    ---------    ---------     =========     =========     =========

LIABILITIES
Interest bearing liabilities:
  Demand deposits                            26,187            -            -        26,187             -        26,187
  Savings deposits                           19,238            -            -        19,238             -        19,238
  Time deposits                              16,407       12,688       10,413        39,508         2,002        41,510
  Short-term borrowings                         290            -            -           290             -           290
                                          ---------    ---------    ---------     ---------     ---------     ---------

           Total                             62,122       12,688       10,413     $  85,223     $   2,002     $  87,225
                                          ---------    ---------    ---------     =========     =========     =========

Period gap                                  (46,052)      (8,343)        (559)      (54,954)       55,445

Cumulative gap                              (46,052)     (54,395)     (54,954)      (54,954)          491

Ratio of cumulative gap to
  total earning assets                       (52.50)%     (62.01)%     (62.65)%      (62.65)%        0.56%


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

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's Statements of Operations, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. Currently, the allowance for loan losses is evaluated on an overall portfolio basis. Although an informal allocation was used in the past, management intends to implement a more formal allocation system in the future. This system will allocate the allowance to loan categories, and will be implemented at the time the size and mix of the portfolio support such a system. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

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

The reserve for loan losses was 1.82% and 1.79% of total loans on December 31, 1999 and 1998, respectively. Management's goal will be to keep the reserve at 1.75% to 2.00% of total loans. As the Company continues to mature, management will evaluate its reserve policy and adjust the policy based on historical loss experience, changes in economic conditions, growth in the portfolio, and evaluations of specific loans. Management believes the level of the allowance for loan losses is sufficient to provide for potential losses in the loan portfolio.

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

                                      PAGE 12 OF 45 SEQUENTIALLY NUMBERED PAGES.

PROVISION AND ALLOWANCE FOR LOAN LOSSES - CONTINUED

ALLOWANCE FOR LOAN LOSSES                                                            1999              1998
                                                                                --------------    --------------
Loans outstanding at end of year                                                $   59,663,015    $   51,879,654
                                                                                ==============    ==============

Average amount of loans outstanding                                             $   55,287,891    $   45,905,458
                                                                                ==============    ==============

Balance, beginning of year                                                      $      929,482    $      743,260
                                                                                --------------    --------------
Loans charged off:
  Real estate-construction                                                                   -                 -
  Real estate-mortgage                                                                       -             2,000
  Commercial and industrial                                                            151,400            64,544
  Consumer                                                                              77,646            25,565
                                                                                --------------    --------------
          Total loans charged off                                                      229,046            92,109
Recoveries of previous loan losses:
  Real estate-construction                                                                   -                 -
  Real estate-mortgage                                                                       -                 -
  Commercial and industrial                                                              2,166            14,981
  Consumer                                                                              24,378             3,350
                                                                                --------------    --------------
          Total recoveries                                                              26,544            18,331
                                                                                --------------    --------------
          Net charge-offs                                                              202,502            73,778
                                                                                --------------    --------------

Provision charged to operations                                                        360,000           260,000
                                                                                --------------    --------------

Balance, end of year                                                            $    1,086,980    $      929,482
                                                                                ==============    ==============

Ratios:
  Net charge-offs to average loans outstanding                                             .36%              .16%
  Net charge-offs to loans at end of year                                                  .34%              .14%
  Allowance for loan losses to average loans                                              1.96%             2.02%
  Allowance for loan losses to loans, end of year                                         1.82%             1.79%
  Net charge-offs to allowance for loan losses                                           18.63%             7.94%
  Net charge-offs to provision for loan losses                                           56.25%            28.38%

NONPERFORMING ASSETS. The following table sets forth the Company's nonperforming assets for the dates indicated:

                                                                                      1999             1998
                                                                                 -------------    --------------

Nonaccrual loans                                                                $      703,795    $      866,785
Restructured or impaired loans                                                               -                 -
                                                                                --------------    --------------

           Total nonperforming loans                                            $      703,795    $      866,785
                                                                                ==============    ==============


Loans 90 days or more past due and still accruing interest                      $       10,551    $        4,956
                                                                                ==============    ==============

POTENTIAL PROBLEM LOANS. At December 31, 1999, through their internal review mechanisms the Company had identified $177,341 of criticized loans and $849,290 of classified loans. The results of this internal review process are the primary determining factor in management's assessment of the adequacy of the allowance for loan losses.

                                      PAGE 13 OF 45 SEQUENTIALLY NUMBERED PAGES.

NON-INTEREST INCOME AND EXPENSE

NON-INTEREST INCOME. Other income increased $123,420 or 36.07% to $465,567 for the year ended December 31, 1999. Service charges on deposit accounts increased from $311,086 for 1998 to $409,784 for the year ended December 31, 1999. NSF and overdraft fees increased $81,007 or 39.24% to $287,421 for the year ended December 31, 1999 and contributed a significant portion of the increase in service charges on deposit accounts.

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

NON-INTEREST EXPENSE. The Company had an increase in non-interest expense of $181,074, or 11.11%, to a total of $1,810,490 for the year ended December 31, 1999. Annual pay raises contributed to an increase of $101,897, or 13.15%, in salaries and employee benefits. Equipment expense increased $14,332, or 16.17%, to $102,968 at December 31, 1999. Other operating expense increased $62,331, or 12.03%, over the 1998 amount of $517,947.

The Company had an increase in non-interest expense of $300,150, or 22.58%, to a total of $1,629,416 for the year ended December 31, 1998. Annual pay raises and a full twelve months of salaries for the staff at the Ravenel branch contributed to an increase of $172,252, or 28.59%, in salaries and employee benefits. Net occupancy expense increased $20,877, or 9.19%, to $248,097 at December 31, 1998. Other operating expense increased $62,458, or 13.71%, over the 1997 amount of $455,489.

INCOME TAXES. The Company's income tax expense for 1999 was $652,474, an increase of $152,319 over the 1998 expense of $500,155. The increase in the expense results primarily from increased income before taxes. The Company's effective tax rates for the years ended December 31, 1999 and 1998 were 32.11% and 32.77%, respectively.

EARNING ASSETS

LOANS. Loans are the largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $55,287,891 in 1999 compared to $45,905,458 in 1998, an increase of $9,382,433, or 20.44%. At
December 31, 1999, total loans were $59,663,015 compared to $51,879,654 at December 31, 1998.

The Company's ratio of loans to deposits was 68.63% on December 31, 1999 as compared to 64.57% on December 31, 1998. The loan to deposit ratio is used to monitor a financial institution's potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan to deposit ratio is indicative of higher interest income since loans yield a higher return than alternative investment vehicles. Management has concentrated on maintaining quality in the loan portfolio while continuing to increase the deposit base.

                                      PAGE 14 OF 45 SEQUENTIALLY NUMBERED PAGES.

The Company extends credit primarily to consumers and small businesses in Walterboro and Ravenel, South Carolina, and to customers in surrounding areas. The Company's service area is mixed in nature. Walterboro is a regional business center whose economy contains elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. Outside the incorporated city limits of Walterboro, the economy includes manufacturing, agriculture, timber, and recreational activities. Loan growth in the Ravenel area is also expected to come primarily from consumer loans and small businesses in neighboring Charleston County. No particular category or segment of the economies previously described are expected to grow or contract disproportionately in 2000. Management is of the opinion that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries. The loan demand remains strong in the Company's market area, supported in part, by customers moving from larger financial institutions after recent mergers.

LOAN PORTFOLIO COMPOSITION


                                                         1999                              1998
                                            ----------------------------       -----------------------------
                                                              Percent of                          Percent of
                                                Amount           Total             Amount            Total
                                            --------------    -------------    --------------   ------------
Real estate-construction                    $    2,658,856        4.46%        $    4,252,190        8.20%
Real estate-mortgage                            16,957,202       28.42             11,471,045       22.11
Commercial and industrial                       25,478,493       42.70             26,031,926       50.18
Consumer and other loans                        14,568,464       24.42             10,124,493       19.51
                                            --------------    -------------    --------------   ------------
          Total gross loans                     59,663,015      100.00%            51,879,654      100.00%
                                                              =============                     ============

Allowance for loan losses                       (1,086,980)                           (929,482)
                                            --------------                      --------------

          Total net loans                   $   58,576,035                      $   50,950,172
                                            ==============                      ==============

Real estate mortgage loans increased $5,486,157 or 47.83% to $16,957,202 at December 31, 1999. Consumer and all other loans increased $4,443,971, or 43.89%, to $14,568,464 at December 31, 1999. Commercial and industrial loans decreased $553,433 to $25,478,493 at December 31, 1999.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The following table summarizes the loan maturity distribution, by type, at December 31, 1999 and related interest rate characteristics:


                                              One year          One to            After
                                              or less          five years        five years         Total
                                            --------------    --------------    --------------    --------------
Real estate-construction                    $    1,137,773    $    1,521,083    $            -    $    2,658,856
Real estate-mortgage                             6,180,432        10,476,017           300,753        16,957,202
Commercial and industrial                       11,190,666        14,139,747           148,080        25,478,493
Consumer and other                               6,470,669         8,019,841            77,954        14,568,464
                                            --------------    --------------    --------------    --------------

                                            $   24,979,540    $   34,156,688    $      526,787    $   59,663,015
                                            ==============    ==============    ==============    ==============

Loans maturing after one year with:
          Fixed interest rates                                                                    $   34,683,475
          Floating interest rates                                                                              -
                                                                                                  --------------
                                                                                                  $   34,683,475

                                      PAGE 15 OF 45 SEQUENTIALLY NUMBERED PAGES.

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

SHORT-TERM INVESTMENTS. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell, averaged $11,091,822 in 1999, as compared to $8,175,065 in 1998. At December 31, 1999, short-term investments totaled $4,670,000. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

INVESTMENT SECURITIES. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities, stated at historical cost, averaged $20,860,361 in 1999, compared to $14,053,391 in 1998. At December 31, 1999, the total securities portfolio was $24,086,897. Securities designated as available-for-sale totaled $18,759,768 and were recorded at estimated fair value, and securities designated as held-to-maturity totaled $5,327,129 and were recorded at amortized cost. The investment objectives of the Company include maintaining and investing in a portfolio of high quality and highly liquid investments with competitive returns. Based on these objectives, the Company's investments are primarily in U.S. Treasuries and obligations of U.S. Government Agencies.

INVESTMENT PORTFOLIO. The following tables summarize the carrying value of investment securities as of the indicated dates and weighted average yields of those securities at December 31, 1999 and 1998.

INVESTMENT SECURITIES PORTFOLIO COMPOSITION


                                                                                           December 31,
                                                                                --------------------------------
HELD-TO-MATURITY (1)                                                                  1999              1998
                                                                                --------------    --------------
U.S. Treasury and U.S. Government Agencies                                      $    1,000,000    $      200,068
Obligations of states and political subdivisions                                     4,061,650         4,390,314
Mortgage-backed securities                                                             265,479           602,053
                                                                                --------------    --------------

                                                                                $    5,327,129    $    5,192,435
                                                                                ==============    ==============

AVAILABLE-FOR-SALE (1)

U.S. Treasury and U.S. Government Agencies                                      $   15,965,613    $    8,868,075
Obligations of states and political subdivisions                                     2,491,863         1,460,288
Mortgage-backed securities                                                             302,292           415,688
                                                                                --------------    --------------

                                                                                $   18,759,768    $   10,744,051
                                                                                ==============    ==============

(1) Held-to-maturity securities are stated at amortized cost and available-for-sale securities are stated at fair value.

                                      PAGE 16 OF 45 SEQUENTIALLY NUMBERED PAGES.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS


                                                                               1999
                                                      ---------------------------------------------------------
                                                      Available-for-Sale Yield(1)   Held-to-Maturity   Yield(1)
                                                      ------------------ -----      ----------------   -----
U.S. Treasury and U.S. Government
  Agencies due:
  Within one year                                     $          -             -%   $         -               -
  After one year but
    within five years                                   13,932,552          6.03%     1,000,000           7.06%
  After five years but
    within ten years                                     2,033,061          6.47%             -               -
                                                      ------------                  -----------
                                                        15,965,613          6.09%     1,000,000           7.06%
                                                      ------------                  -----------

Obligations of state and political subdivisions due:
  Within one year                                          300,460          6.35%       294,979           6.41%
  After one year but
    within five years                                      814,485          5.01%     1,458,340           6.18%
  After five years but
    within ten years                                     1,048,185          6.35%     1,312,698           5.75%
  After ten years                                          328,733          5.68%       995,633           6.24%
                                                      ------------                  -----------
                                                         2,491,863          5.82%     4,061,650           6.07%
                                                      ------------                  -----------

Mortgage-backed securities due:
  Within one year                                                -                       23,119           5.64%
  After one year but
    within five years                                            -                      122,419           6.27%
  After five years but
    within ten years                                             -                      119,941           7.01%
  After ten years                                          302,292          6.47%             -               -
                                                      ------------                  -----------
                                                           302,292          6.47%       265,479           6.55%
                                                      ------------                  -----------
Total due:
  Within one year                                          300,460          6.35%       318,098           6.35%
  After one year but
    within five years                                   14,747,037          5.97%     2,580,759           6.53%
  After five years but
    within ten years                                     3,081,246          6.43%     1,432,639           5.86%
  After ten years                                          631,025          6.06%       995,633           6.24%
                                                      ------------                  -----------

                                                      $ 18,759,768          6.06%   $ 5,327,129           6.28%
                                                      ============                  ===========

---------------------

(1) Tax equivalent yield has been calculated using an incremental rate of 34%.

                                      PAGE 17 OF 45 SEQUENTIALLY NUMBERED PAGES.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

DEPOSITS. During 1999, the Company experienced significant growth in overall deposits. Total average deposits increased from $65,101,363 in 1998 to $83,741,369 in 1999. This represents an increase of $18,640,006 or 28.63% over the 1998 amount. The following table summarizes the Bank's deposits for the years ended December 31, 1999 and 1998.


DEPOSITS                                                  1999                              1998
                                            --------------------------------    ---------------------------------
                                                                Percent                             Percent
                                                Amount         of Deposits         Amount          of Deposits
                                             -------------    --------------    --------------    ---------------

Non-interest bearing demand                 $    9,952,976            11.45%     $ 8,532,818               10.62%
Interest bearing transaction accounts           16,234,134            18.67       16,485,481               20.52
Savings                                         19,238,515            22.13       17,118,474               21.30
Time deposits of $100,000 and over              20,758,216            23.88       18,148,646               22.59
Other time deposits                             20,751,530            23.87       20,063,350               24.97
                                            --------------    --------------   --------------    -----------------

                                            $   86,935,371           100.00%     $80,348,769              100.00%
                                            ==============    ===============  ==============    =================


Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $66,177,155 and $62,200,123 at December 31, 1999 and 1998, respectively. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future.

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

The maturity distribution of the Company's time deposits at December 31, 1999, is shown in the following table.


                                             After Three        After Six
                             Within           Through        Through Twelve     After Twelve
                           Three Months       Six Months         Months            Months            Total
                           ------------    --------------    --------------     --------------    ------------
Certificates of deposit
  of $100,000 or more     $    8,975,033    $    6,082,154    $    5,351,029    $      350,000  $   20,758,216
                          ==============    ==============    ==============    ==============  ==============

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

SHORT-TERM BORROWINGS. At December 31, 1999 and 1998, the Company had short term borrowings which consisted of securities sold under agreements to repurchase of $290,000 and $410,000, respectively. The maximum amount outstanding at any month-end for the repurchase agreement was $810,000 and $815,000 for 1999 and 1998, respectively. The average interest rate paid on the repurchase agreement was 4.06% and 4.53% for 1999 and 1998, respectively.

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

                                      PAGE 18 OF 45 SEQUENTIALLY NUMBERED PAGES.

Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Company consists of common shareholders' equity, excluding the unrealized gain (loss) on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The holding company and banking subsidiary are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 100 to 200 basis points above the minimum.



RISK-BASED CAPITAL RATIOS
Tier 1 capital:                                                                    The Bank         The Company
                                                                                --------------    --------------
 Common shareholders' equity                                                    $    9,055,906    $    9,099,858
 Less: intangibles                                                                           -             7,875
                                                                                --------------    --------------
     Total Tier 1 capital                                                            9,055,906         9,091,984
Tier 2 capital:
 Allowable allowance for loan losses                                                   831,962           832,201
                                                                                --------------    --------------
     Tier 2 capital additions                                                          831,962           832,201
                                                                                --------------    --------------
     Total capital                                                              $    9,887,869    $    9,924,184
                                                                                ==============    ==============
Risk adjusted assets                                                            $   66,556,970    $   66,576,074
                                                                                ==============    ==============
Total assets                                                                    $   96,835,747    $   96,695,261
                                                                                ==============    ==============
Risk-based capital ratios:
  Tier 1 capital                                                                         13.61%            13.66%
  Total capital                                                                          14.86             14.91
  Tier 1 leverage ratio                                                                   9.37              9.78

LIQUIDITY MANAGEMENT

The Company manages its liquidity from both the asset and liability side of the balance sheet through the coordination of the relative maturities of its assets and liabilities. Short-term liquidity needs are generally met from cash, due from banks, federal funds sold and deposit levels. Management has established policies and procedures governing the length of time to maturity on loans and investments. Investments classified as available-for-sale are placed in this category specifically to fund future liquidity needs, if necessary. The Company maintained a high level of liquidity during 1999 which was attributable to the growth in deposits during the year. In the opinion of management, the Company's short-term and long-term liquidity needs can be adequately supported by the Company's deposit base.

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

                                      PAGE 19 OF 45 SEQUENTIALLY NUMBERED PAGES.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

In February 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." SFAS 132 amends SFAS 87, 88, and 106 and revises employer's disclosures about pensions and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. At December 31, 1999, the Company was not affected by this Statement.

In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company generally does not purchase derivative instruments or enter into hedging activities. This Statement was effective for fiscal years beginning after June 15, 1999, but was amended by SFAS 137.

The Company was not affected by Financial Accounting Standards Board Statements 134, 135 or 136.

In 1999, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." As stated, this Statement delays the effective date for the implementation of SFAS 133.

This Statement is effective for fiscal years beginning after June 15, 2000.

INDUSTRY DEVELOPMENTS

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton in November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements identified in Item 14 of this Report on Form 10-K are included herein on pages 26 through 45.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information as to the Board of Directors' nominees for election as director and of those directors who will continue to serve as such after the Annual Meeting.

                                                                                           YEAR FIRST       YEAR
                             AGE      PRINCIPAL OCCUPATION DURING PAST FIVE YEARS AND        ELECTED        TERM
NAME                         (1)      OTHER INFORMATION                                     DIRECTOR       EXPIRES
-------------------          -----    ------------------------------------------------     ----------     ---------
                                                   BOARD NOMINEES

Calvert W. Huffines            50     President of The Huffines Company                       1988        2003(2)
                                      Real Estate Broker

Peden B. McLeod                59     Retired Code Commissioner and Director                  1988        2003(2)
                                      South Carolina Legislative Council
                                      Partner in McLeod, Fraser & Cone Law Firm

Harold M. Robertson            76     Retired, Previous owner of Robertson Electric           1988        2003(2)
                                      Company.  Retired Member of Board of Directors
                                      South Carolina Public Service Authority

                                      DIRECTORS CONTINUING IN OFFICE

W. Roger Crook                 58     Chief Executive Officer and President of the            1988          2001
                                      Bank since its incorporation on October 11, 1988

Harry L. Hill                  72     Retired, Former Vice President and Resident             1988          2001
                                      Manager, Asten Dryer Fabrics, Inc., manufacturer
                                      of dryer felts

Robert E. Redfearn             76     Retired, Former owner of Sea Spirits, Inc.              1988          2001
                                      Grocery/Real Estate
                                      Edisto Beach, S.C.

George W. Cone                 54     Partner in Law Firm of McLeod, Fraser & Cone            1988          2002

Opedalis Evans                 78     Retired - Former Merchant and Farmer, Islandton,        1988          2002
                                      S.C.

J. Barnwell Fishburne          44     Owner, Fishburne & Company                              1988          2002
                                      Real Estate Sales and Rentals

----------
(1) At December 31, 1999
(2) Assuming re-election at the Annual Meeting

                                      PAGE 21 OF 45 SEQUENTIALLY NUMBERED PAGES.

                               EXECUTIVE OFFICERS

W. ROGER CROOK, age 58, is Director, CEO and President of Communitycorp. He is also CEO and President of the Bank since its incorporation on October 11, 1988. Mr. Crook was actively involved in organizing the Bank. Prior to February 1988, Mr. Crook was Vice President of Citizens & Southern National Bank, Walterboro, South Carolina, for more than five years.

M. ELLISON YOUNG, age 62, is Vice President of Communitycorp. He has also been Vice President since joining the Bank in October 1991. Prior to October 1990, Mr. Young was Vice President and Branch Manager for The First Savings Bank, Walterboro Branch, for more than five years.

GWENDOLYN P. BUNTON, age 46, Vice President and Treasurer of Communitycorp. Also for the Bank, she has been Vice President and Cashier since December 1993, Assistant Vice President and Cashier since April 1990, Cashier and Operations Officer since May 1989. Mrs. Bunton joined Bank of Walterboro in February 1989. Prior to February 1989, Mrs. Bunton was Loan Administrative Assistant III at Citizens & Southern National Bank, Walterboro, South Carolina, for more than five years.

                MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Company's Board of Directors holds regular meetings monthly. The Board of Directors has established an Audit Committee, an Executive Committee, an Investment Committee and a Loan Committee. The Board does not have a Compensation Committee and functions normally performed by a Compensation Committee are performed by the Executive Committee. During the fiscal year ended December 31, 1999, the Board held a total of 13 regular and special meetings. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all Committees, of the Board of Directors on which he served.

The Audit Committee selects the Company's independent auditors, determines the scope of the Annual Audit, determines whether the Company has adequate administrative, operational and internal accounting controls and determines whether the Company is operating according to established policies and procedures. The members of the Audit Committee are George W. Cone, Opedalis Evans, J. Barnwell Fishburne, Harry L. Hill and Robert E. Redfearn. The Audit Committee met 3 times during 1999.

The Executive Committee established and monitors the Company's major policies, reviews all proposed changes to policies prior to submission to the Board, and monitors the Company's employee compensation and benefit programs. The Executive Committee may act on behalf of the Board of Directors between meetings. Members of the Executive Committee are George W. Cone, W. Roger Crook, Peden B. McLeod, Harold M. Robertson and Robert Redfearn. The Executive Committee met 3 times during 1999.

The Investment Committee establishes and monitors the Bank's investment policy to insure the safety and liquidity of the Bank's investments and monitors the Bank's assets, liabilities and interest rate policies and exposure. Members of the Investment Committee are George W. Cone, W. Roger Crook and Peden B. McLeod. The Investment Committee met 43 times during 1999.

The Loan Committee establishes and monitors the Bank's lending policies, reviews compliance with policy, reviews loans where the borrower's liability exceeds certain limits, monitors loans for credit quality and reviews all loans over 30 days past due. Members of the Loan Committee are George W. Cone, W. Roger Crook, Calvert W. Huffines, Peden B. McLeod, John B. Fishburne and Harold M. Robertson. The Loan Committee met 44 times during 1999.

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

                                      PAGE 22 OF 45 SEQUENTIALLY NUMBERED PAGES.

ITEM 11. EXECUTIVE COMPENSATION

The following information is furnished for the Chief Executive Officer of the Company. No other executive officer of the Company received salary and bonuses in excess of $100,000 during the fiscal year ended December 31,1999.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation


    ---------------------------- --------- -------------- ------------- ----------------- ------------------
    ---------------------------- --------- -------------- ------------- ----------------- ------------------

                                                                          Other Annual         All Other
    Name and                                   Salary       Bonus         Compensation        Compensation
    Principal Position            Year           ($)         ($)              ($)               ($) (1)
    ---------------------------- --------- -------------- ------------- ----------------- ------------------

    W. Roger Crook               1999      $ 104,000      $ 21,000               ---       $  22,962
    President and Chief
    Executive Officer            1998        100,000        15,000               ---          21,315

                                 1997         86,000        12,000               ---          18,020
    ---------------------------- --------- -------------- ------------- ----------------- ------------------

(1) Included deferred compensation of $14,212, $13,265, and $12,000 in 1999, 1998, and 1997, respectively, and profit sharing contribution of $8,750, $8,050, and $6,020 in 1999, 1998, and 1997, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                    AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP



                                                                  SHARED VOTING          TOTAL SOLE AND       TOTAL
 NAME AND ADDRESS OF BENEFICIAL                SOLE VOTING AND    AND INVESTMENT       SHARED VOTING AND     PERCENT
             OWNER                             INVESTMENT POWER        POWER           INVESTMENT POWER      OF CLASS
             -----                             ----------------        -----           ----------------      --------
OWNERS OF 5% OR MORE OF COMMON STOCK
Sea Spirits, Inc. (1)                               24,822              - 0 -                 24,822           8.74%
3205 Palmetto Blvd.
Edisto, SC 29438
DIRECTORS
George W. Cone (2)                                   3,329              2,600                  5,929           2.09%
W. Roger Crook(3)                                    3,164                500                  3,664           1.29%
Opedalis Evans                                       5,000              - 0 -                  5,000           1.76%
Barnwell Fishburne(4)                                7,096              1,561                  8,657           3.05%
Harry L. Hill                                        3,807              - 0 -                  3,807           1.34%
Calvert W. Huffines (5)                              3,057              4,600                  7,657           2.70%
Peden B. McLeod (6)                                  8,681             20,480                 29,161          10.27%
Robert E. Redfearn (7)                                 500             24,822                 25,322           8.92%
Harold Robertson (8)                                 8,932              2,534                 11,466           4.04%

EXECUTIVE OFFICERS AND DIRECTORS                    44,730             57,097                101,827          35.86%
AS A GROUP
(11 PERSONS)


(1)This corporation is controlled by Robert E. Redfearn, a director of the Bank.
(2)Includes 2,600 shares held by family members
(3)Includes 500 shares held by family members.
(4)Includes 1,561 shares held by family members.
(5)Includes 2,300 shares owned by a foundation controlled by Mr. Huffines and 2,300 shares owned by family members.
(6)Includes 20,480 shares held by family members.
(7)Includes 24,822 shares owned by Sea Spirits, Inc., a corporation which is controlled by Mr. Redfearn.
(8)Includes 2,534 shares held by family members.

                                       PAGE 23 OF 45 SEQUENTIALLY NUMBERED PAGES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with principal officers, directors, and their associates on substantially the same terms including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and did not involve more than normal risk of collectibility or present other unfavorable features. During 1999, the largest aggregate amount of indebtedness of principal officers, directors and their associates to the Company was $2,207,013 which represented 25.91% of the Company's equity capital at the time. During 1999, the law firm of McLeod, Fraser & Cone provided legal services to the Company in its ordinary course of business and it is expected to continue to do so in the future. George W. Cone, director of Communitycorp, is a partner of the McLeod, Fraser and Cone law firm. Peden B. McLeod, Director and Chairman of the Board of Communitycorp, is also partner in the law firm of McLeod, Fraser and Cone.

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

(b)Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1999.







* Incorporated by reference as indicated.


                                      PAGE 24 OF 45 SEQUENTIALLY NUMBERED PAGES.

                          COMMUNITYCORP AND SUBSIDIARY

                        Consolidated Financial Statements

                    Years Ended December 31, 1999, 1998, 1997

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                             Page #
                                                                                                             ------

Report of Tourville, Simpson & Caskey, L.L.P.
Independent Auditors.........................................................................................   26

Consolidated Balance Sheets as of
        December 31, 1999 and 1998...........................................................................   27

Consolidated Statements of Operations for the years ended
        December 31, 1999,  1998 and 1997....................................................................   28

Consolidated Statements of Shareholders' Equity and Comprehensive Income
        for the years ended December 31, 1999,  1998 and 1997................................................   29

Consolidated Statements of Cash Flows for the years ended
        December 31, 1999,  1998 and 1997....................................................................   30

Notes to Consolidated Financial Statements...................................................................   31


                                      PAGE 25 OF 45 SEQUENTIALLY NUMBERED PAGES.

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Communitycorp
Walterboro, South Carolina


We have audited the accompanying consolidated balance sheets of Communitycorp as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communitycorp as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




Tourville, Simpson & Caskey, L.L.P.
Columbia, South Carolina
March 1, 2000

                                      PAGE 26 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998



                                                                                         1999            1998
                                                                                   ---------------  --------------
ASSETS
 Cash and cash equivalents:
  Cash and due from banks (Note B)                                                  $    5,723,770  $    3,864,460
  Federal funds sold and securities purchased
    under agreements to resell                                                           4,670,000      15,610,000
                                                                                    --------------  --------------
                                                                                        10,393,770      19,474,460
Investment securities: (Note C)
  Securities available-for-sale                                                         18,759,768      10,744,051
  Securities held to maturity (fair value of $5,210,028
     in 1999 and $5,259,426 in 1998)                                                     5,327,129       5,192,435
                                                                                    --------------  --------------
                                                                                        24,086,897      15,936,486

Loans (Note D)                                                                          59,663,015      51,879,654
Less allowance for loan losses                                                          (1,086,980)       (929,482)
                                                                                    --------------  --------------
Loans, net                                                                              58,576,035      50,950,172

Premises and equipment, net (Note E)                                                     1,776,320       1,905,761
Accrued interest receivable                                                              1,004,529         790,130
Other assets                                                                               857,710         445,961
                                                                                    --------------  --------------

            Total assets                                                            $   96,695,261  $   89,502,970
                                                                                    ==============  ==============

LIABILITIES
Deposits:
   Non-interest bearing demand deposits                                             $    9,952,976  $    8,532,818
   Interest bearing demand                                                              16,234,134      16,485,481
   Money market accounts                                                                 4,074,980       3,387,373
   Savings                                                                              15,163,535      13,731,101
   Time deposits of $100,000 and over (Note F)                                          20,758,216      18,148,646
   Other time deposits (Note F)                                                         20,751,530      20,063,350
                                                                                    --------------  --------------
                                                                                        86,935,371      80,348,769

Short-term borrowings (Note H)                                                             290,000         410,000
Accrued interest payable                                                                   509,943         498,256
Other liabilities                                                                          155,208          76,367
                                                                                    --------------  --------------
            Total liabilities                                                           87,890,522      81,333,392
                                                                                    --------------  --------------

Commitments and contingencies (Notes D and J)

SHAREHOLDERS' EQUITY (Note K)
Preferred stock  - $5.00 par value; 3,000,000 shares
   authorized and unissued                                                                       -               -
Common stock - $5.00 par value; 3,000,000 shares
   authorized; 300,000 shares issued and outstanding                                     1,500,000       1,500,000
Capital surplus                                                                          1,731,708       1,731,708
Accumulated other comprehensive income (loss)                                             (295,119)         39,620
Retained earnings                                                                        6,186,081       4,925,661
Treasury stock, at cost (7,999 shares in 1999 and 1,583 in 1998)                          (317,931)        (27,411)
                                                                                    --------------  --------------
            Total shareholders' equity                                                   8,804,739       8,169,578
                                                                                    --------------  --------------

            Total liabilities and shareholders' equity                              $   96,695,261  $   89,502,970
                                                                                    ==============  ==============


The accompanying notes are an integral part of the consolidated financial statements.

                                      PAGE 27 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                        1999             1998            1997
                                                                  --------------    --------------  --------------
INTEREST INCOME:
   Loans, including fees                                           $   5,212,989    $    4,455,655  $    3,552,858
   Investment securities
      Taxable                                                            888,097           669,843         850,704
      Tax-exempt                                                         264,426           168,062         136,713
   Federal funds sold and securities
     purchased under agreements to resell                                540,119           454,528         207,830
   Time deposits with other banks                                              -                 -             861
                                                                   -------------    --------------  --------------
                                                                       6,905,631         5,748,088       4,748,966
                                                                   -------------    --------------  --------------

INTEREST EXPENSE:
   Deposits                                                            3,149,270         2,655,592       2,113,575
   Short-term borrowings                                                  19,161            18,734          17,761
                                                                   -------------    --------------  --------------
                                                                       3,168,431         2,674,326       2,131,336
                                                                   -------------    --------------  --------------

NET INTEREST INCOME                                                    3,737,200         3,073,762       2,617,630

Provision for loan losses (Note D)                                       360,000           260,000         135,000
                                                                   -------------    --------------  --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    3,377,200         2,813,762       2,482,630
                                                                   -------------    --------------  --------------

OTHER INCOME:
   Service charges on deposit accounts                                   409,784           311,086         238,051
   Other                                                                  55,783            31,061          20,946
                                                                   -------------    --------------  --------------
                                                                         465,567           342,147         258,997
                                                                   -------------    --------------  --------------

OTHER EXPENSES:
   Salaries and employee benefits                                        876,633           774,736         602,484
   Net occupancy expense                                                 250,611           248,097         227,220
   Equipment expense                                                     102,968            88,636          44,073
   Other operating expense (Note L)                                      580,278           517,947         455,489
                                                                   -------------    --------------  --------------
                                                                       1,810,490         1,629,416       1,329,266
                                                                   -------------    --------------  --------------

INCOME BEFORE INCOME TAXES                                             2,032,277         1,526,493       1,412,361

Income tax expense (Note M)                                              652,474           500,155         467,987
                                                                   -------------    --------------  --------------

NET INCOME                                                         $   1,379,803    $    1,026,338  $      944,374
                                                                   =============    ==============  ==============

PER SHARE
   Weighted average common shares outstanding                            296,522           298,390         298,646
   Net income                                                      $        4.65    $         3.44  $         3.16



The accompanying notes are an integral part of the consolidated financial statements.


                                      PAGE 28 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                      Accumulated
                                                                         Other
                                  Common Stock           Capital     Comprehensive     Retained    Treasury
                               Shares      Amount        Surplus     Income (Loss)     Earnings      Stock        Total
                              --------  ------------  ------------   -------------   -----------    -------       -----
BALANCE,
  DECEMBER 31, 1996            300,000  $  1,500,000  $  1,731,708  $     38,800 $   3,131,155 $    (18,411) $  6,383,252

Net income                                                                             944,374                    944,374

Other comprehensive income                                                  (369)                                    (369)

  Comprehensive income                                                                                            944,005
                                                                                                                ---------

Cash dividends declared
  - $.28 per share                                                                     (83,697)                   (83,697)

Purchase of treasury
  stock                                                                                             (10,000)      (10,000)
                          ------------  ------------  ------------  ------------ ------------- ------------  ------------

BALANCE,
  DECEMBER 31, 1997            300,000     1,500,000     1,731,708        38,431     3,991,832      (28,411)    7,233,560

Net income                                                                           1,026,338                  1,026,338

Other comprehensive income                                                 1,189                                    1,189
                                                                                                                ---------

  Comprehensive income                                                                                          1,027,527
                                                                                                                ---------

Cash dividends declared
  - $.31 per share                                                                     (92,509)                   (92,509)

Sale of treasury stock                                                                                1,000         1,000
                          ------------  ------------  ------------  ------------ ------------- ------------  ------------

BALANCE,
  DECEMBER 31, 1998            300,000     1,500,000     1,731,708        39,620     4,925,661      (27,411)    8,169,578

Net income                                                                           1,379,803                  1,379,803

Other comprehensive income                                              (334,739)                                (334,739)

  Comprehensive income                                                                                          1,045,064
                                                                                                                ---------

Cash dividends declared
  - $.40 per share                                                                    (119,383)                  (119,383)

Purchase of treasury
  stock                                                                                            (290,520)     (290,520)
                          ------------  ------------  ------------  ------------ ------------- ------------  ------------

BALANCE,
  DECEMBER 31, 1999            300,000  $  1,500,000  $  1,731,708  $   (295,119) $ 6,186,081  $  (317,931)  $  8,804,739
                          ============  ============  ============  ============  ===========  ===========   ============




The accompanying notes are an integral part of the consolidated financial statements.

                                      PAGE 29 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                        1999              1998            1997
                                                                   -------------    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $   1,379,803    $    1,026,338  $      944,374
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                    168,524           176,752         169,491
         Provision for loan losses                                       360,000           260,000         135,000
         Premium amortization less accretion                              11,361            (4,922)          5,267
         Deferred income tax provision (benefit)                        (183,311)         (124,268)        (56,384)
         Amortization of loan fees and costs                              10,233            19,179          35,609
         Gain on sale of premises and equipment                          (18,500)                -               -
         Increase in accrued interest receivable                        (214,399)          (63,812)        (35,618)
         (Increase) decrease in other assets                             (52,811)          (14,531)         29,481
         Increase in accrued interest payable                             11,687           155,595          60,793
         Increase in other liabilities                                    78,841               814          27,373
                                                                   -------------    --------------  --------------

        Net cash provided by operating activities                      1,551,428         1,431,145       1,315,386
                                                                   -------------    --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of securities available-for-sale            2,765,150         7,817,497       3,312,439
  Purchases of securities available-for-sale                         (11,295,195)       (9,154,630)     (2,516,600)
  Proceeds from maturities of securities held-to-maturity              1,541,834         3,534,612         600,292
  Purchases of securities held-to-maturity                            (1,683,927)       (2,431,641)        (99,709)
  Net increase in loans to customers                                  (7,996,096)      (10,615,497)     (6,269,306)
  Proceeds from the disposal of premises and equipment                    18,500                 -               -
  Purchases of premises and equipment                                    (39,083)          (83,458)       (906,522)
  Proceeds from maturity of time deposits with other banks                     -                 -          10,000
                                                                   -------------    --------------  --------------

        Net cash used by investing activities                        (16,688,817)      (10,933,117)     (5,869,406)
                                                                   -------------    --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    money market, and savings accounts                                 3,288,852         9,780,470       6,122,115
  Net increase in time deposits                                        3,297,750        13,625,211         755,775
  Net (decrease) increase in short-term borrowings                      (120,000)          (70,000)        480,000
  Cash dividends paid                                                   (119,383)          (92,509)        (83,697)
  Purchase of treasury stock                                            (290,520)                -         (10,000)
  Sale of treasury stock                                                       -             1,000               -
                                                                   -------------    --------------  --------------

        Net cash provided by financing activities                      6,056,699        23,244,172       7,264,193
                                                                   -------------    --------------  --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (9,080,690)       13,742,200       2,710,173

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        19,474,460         5,732,260       3,022,087
                                                                   -------------    --------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  10,393,770    $   19,474,460  $    5,732,260
                                                                   =============    ==============  ==============




The accompanying notes are an integral part of the consolidated financial statements.

                                      PAGE 30 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - Communitycorp, a bank holding company, (the Company), and its subsidiary, Bank of Walterboro (the Bank), provide commercial banking services to domestic markets principally in Charleston and Colleton Counties, South Carolina. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is possible that the allowances for losses on loans and foreclosed real estate may change in the near term.

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

INVESTMENT SECURITIES AVAILABLE-FOR-SALE - Investment securities available-for-sale are carried at amortized cost and adjusted to estimated fair value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in shareholders' equity net of deferred income taxes. Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of securities available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

INVESTMENT SECURITIES HELD-TO-MATURITY - Investment securities held-to-maturity are stated at cost, adjusted for amortization of premium and accretion of discount computed by the straight-line method. The Company has the ability and management has the intent to hold designated investment securities to maturity. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security.

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

                                      PAGE 32 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

RETIREMENT AND DEFERRED COMPENSATION PLANS - The Company has a trusteed non-contributory profit-sharing plan which provides retirement and other benefits to all full-time employees who have worked 1,000 or more hours during the calendar year and have put in one year of service. All eligible employees must be at least age 21. Contributions are determined annually by the Board of Directors. Expenses charged to earnings for the profit-sharing plan were $46,525, $42,835 and $31,656 in 1999, 1998 and 1997, respectively. The Company's policy is to fund contributions to the profit-sharing plan in the amount accrued. In addition, the plan includes a "salary reduction" feature pursuant to
Section 401(k) of the Internal Revenue Code. Under the plan and present policies, participants are permitted to make discretionary contributions up to 10% of annual compensation. The Company has waived its option of matching employee contributions for this feature of the plan.

In addition, the Company has a non-qualified voluntary salary deferral plan for the Company's Chief Executive Officer. Under the plan, the Chief Executive Officer may defer up to 25% of his compensation and earn interest on the deferred amount. Upon retirement, the total amount deferred and interest earned are to be paid to the participant over a period not exceeding fifteen years. Expenses charged to earnings for the salary deferral plan were $14,212, $13,625 and $12,000 in 1999, 1998 and 1997, respectively.

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

During 1999, 1998, and 1997, the Company paid $3,156,744, $2,518,731 and
$2,070,543, respectively, for interest. Cash paid for income taxes was $648,130, $588,800 and $492,000 in 1999, 1998, and 1997, respectively.

Changes in the valuation account of securities available for sale, including the deferred tax effects, are considered non-cash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements.

COMPREHENSIVE INCOME - The Company adopted SFAS 130, REPORTING COMPREHENSIVE INCOME, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net income or shareholders' equity.

The components of other comprehensive income and related tax effects are as follows:

                                                                                Year Ended December 31,
                                                                   ------------------------------------------------
                                                                         1999             1998            1997
                                                                   -------------    --------------  ---------------
Unrealized holding gains on
   available-for-sale securities                                   $    (510,366)   $        1,146  $         (559)
Reclassification adjustment for losses
   (gains) in realized income                                                  -                 -               -
                                                                   -------------    --------------  --------------

Net unrealized gains                                                    (510,366)            1,146            (559)

Tax effect                                                               175,627                43             190
                                                                   -------------    --------------  --------------

Net-of-tax amount                                                  $    (334,739)   $        1,189  $         (369)
                                                                   =============    ==============  ==============


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

RECLASSIFICATIONS - Certain captions and amounts in the consolidated financial statements of 1998 and 1997 were reclassified to conform with the 1999 presentations.

NOTE B - CASH AND DUE FROM BANKS

The Company is required by regulation to maintain an average cash reserve balance based on a percentage of deposits. The average amounts of the cash reserve balances at December 31, 1999 and 1998 were approximately $486,000 and $405,000, respectively. These requirements were satisfied by vault cash.

NOTE C- INVESTMENT SECURITIES

The amortized cost and estimated market values of securities available-for-sale at December 31, 1999 and 1998 were:

                                                                               1999
                                                 -----------------------------------------------------------------
                                                                       Gross            Gross         Estimated
                                                    Amortized        Unrealized       Unrealized        Market
                                                      Cost             Gains            Losses           Value
                                                 --------------    --------------   --------------  --------------
  U.S. Treasuries                                $      398,811    $            -   $        4,186  $      394,625
  U.S. Government Agencies
   and corporations                                  16,254,565               927          382,212      15,873,280
  Obligations of state and
   political subdivisions                             2,556,954             2,552           67,643       2,491,863
                                                 --------------    --------------   --------------  --------------

                                                 $   19,210,330    $        3,479   $      454,041  $   18,759,768
                                                 ==============    ==============   ==============  ==============

                                                                                 1998
                                                  ----------------------------------------------------------------
                                                                       Gross             Gross         Estimated
                                                    Amortized        Unrealized       Unrealized         Market
                                                     Cost             Gains             Losses            Value
                                                 --------------    --------------   --------------  --------------
  U.S. Treasuries                                $      399,805    $        4,508   $            -  $      404,313
  U.S. Government Agencies
    and corporations                                  8,861,587            28,726           10,863       8,879,450
  Obligations of state and
    political subdivisions                            1,422,855            38,721            1,288       1,460,288
                                                 --------------    --------------   --------------  --------------

                                                 $   10,684,247    $       71,955   $       12,151  $   10,744,051
                                                 ==============    ==============   ==============  ==============

The amortized cost and estimated market value of securities held-to-maturity at December 31, 1999 and 1998 were:

                                                                                1999
                                                 -----------------------------------------------------------------
                                                                      Gross            Gross          Estimated
                                                   Amortized        Unrealized        Unrealized       Market
                                                    Cost              Gains            Losses          Value
                                                 --------------    --------------   --------------  --------------
  U.S. Government Agencies
    and corporations                             $    1,265,479    $        1,225   $        8,786  $    1,257,918
  Obligations of state and
    political subdivisions                            4,061,650            11,977          121,517       3,952,110
                                                 --------------    --------------   --------------  --------------

                                                 $    5,327,129    $       13,202   $      130,303  $    5,210,028
                                                 ==============    ==============   ==============  ==============

                                      PAGE 34 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C- INVESTMENT SECURITIES - CONTINUED


                                                                               1998
                                                 ------------------------------------------------------------------
                                                                      Gross            Gross         Estimated
                                                    Amortized       Unrealized        Unrealized       Market
                                                      Cost            Gains            Losses          Value
                                                 --------------    --------------   --------------  --------------
  U.S. Government Agencies
    and corporations                             $      802,121    $        6,250   $           95  $      808,276
  Obligations of states and
    political subdivisions                            4,390,314            63,860            3,024       4,451,150
                                                 --------------    --------------   --------------  --------------

                                                 $    5,192,435    $       70,110   $        3,119  $    5,259,426
                                                 ==============    ==============   ==============  ==============

The amortized cost and estimated fair value of securities available-for-sale at December 31, 1999 and 1998 based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.


                                                               1999                           1998
                                                 --------------------------------  -------------------------------
                                                                      Estimated                         Estimated
                                                   Amortized            Market           Amortized         Market
                                                      Cost              Value              Cost             Value
                                                 --------------    --------------   --------------  --------------
Due within one year                              $      300,000    $      300,460   $      699,805  $      704,312
Due after one year but within five years             15,065,166        14,747,037        5,871,472       5,896,458
Due after five years but within ten years             3,187,791         3,081,246        3,165,238       3,190,118
Due after ten years                                     355,000           328,733          530,000         537,475
                                                 --------------    --------------   --------------  --------------
                                                     18,907,957        18,457,476       10,266,515      10,328,363
Mortgage-backed securities                              302,373           302,292          417,732         415,688
                                                 --------------    --------------   --------------  --------------

                                                 $   19,210,330    $   18,759,768   $   10,684,247  $   10,744,051
                                                 ==============    ==============   ==============  ==============

The amortized cost and estimated fair values of securities held-to-maturity at December 31, 1999 and 1998 based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.


                                                               1999                           1998
                                                 --------------------------------  -------------------------------
                                                                      Estimated                       Estimated
                                                    Amortized         Market          Amortized        Market
                                                     Cost             Value            Cost            Value
                                                 --------------    --------------   --------------  --------------
Due within one year                              $      294,979    $      295,226   $      635,118  $      638,806
Due after one year but within five years              2,458,340         2,450,059        1,353,186       1,379,832
Due after five years but within ten years             1,312,698         1,257,605        1,451,702       1,474,645
Due after ten years                                     995,633           942,251        1,150,376       1,158,031
                                                 --------------    --------------   --------------  --------------
                                                      5,061,650         4,945,141        4,590,382       4,651,314
Mortgage-backed securities                              265,479           264,887          602,053         608,112
                                                 --------------    --------------   --------------  --------------

                                                 $    5,327,129    $    5,210,028   $    5,192,435  $    5,259,426
                                                 ==============    ==============   ==============  ==============

At December 31, 1999 and 1998 investment securities with a book value of $12,981,314 and $15,402,423 and a market value of $12,620,054 and $15,500,679, respectively, were pledged as collateral to secure public deposits. There were no sales of investment securities for the years ended December 31, 1999 and 1998.
                                      PAGE 35 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LOANS

Loans consisted of the following:
                                                    December 31,
                                           ------------------------------
                                                1999             1998
                                           --------------  --------------
Real estate - construction                 $    2,658,856  $    4,252,190
Real estate - mortgage                         16,957,202      11,471,045
Commercial and industrial loans                25,478,493      26,031,926
Consumer and other                             14,568,464      10,124,493
                                           --------------  --------------

                                           $   59,663,015  $   51,879,654
                                           ==============  ==============

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 1999 and 1998, management reviewed its problem loan watch list and determined that no impairment on loans existed that would have a material effect on the Company's consolidated financial statements.

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

As of December 31, 1999 and 1998, management had placed loans totaling $703,795 and $866,785, respectively, in nonaccrual status because the loans were not performing as originally contracted. Loans ninety days or more past due and still accruing interest were $10,551 and $4,956, at December 31, 1999 and 1998, respectively. No impairment has been recognized because management has determined that the discounted value of expected proceeds from the sale of collateral, typically real estate, exceeds the carrying amount of these loans.

Transactions in the allowance for loan losses are summarized below:

                                           1999              1998            1997
                                      --------------   --------------  --------------
Balance, January 1                    $      929,482   $      743,260  $      638,688
Provision charged to expense                 360,000          260,000         135,000
Recoveries                                    26,544           18,331          12,883
Charge-offs                                 (229,046)         (92,109)        (43,311)
                                      --------------   --------------  --------------

Balance, December 31                  $    1,086,980   $      929,482  $      743,260
                                      ==============   ==============  ==============

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.
                                      PAGE 36 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LOANS - CONTINUED

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

The following table summarizes the Company's off-balance sheet financial instruments whose contractual amounts represent credit risk:

                                                           December 31,
                                                 ------------------------------
                                                      1999            1998
                                                 --------------  --------------
Commitments to extend credit                     $    3,838,137  $    3,910,501
Standby letters of credit                               374,349         220,813

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. At December 31, 1999, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                     December 31,
                                            ------------------------------
                                                  1999           1998
                                            --------------  --------------
  Land                                      $      334,385  $      334,385
  Buildings and improvements                     1,296,488       1,294,226
  Furniture and equipment                        1,074,784       1,066,164
                                            --------------  --------------
                                                 2,705,657       2,694,775
  Less, accumulated depreciation                  (929,337)       (789,014)
                                            --------------  --------------

                                            $    1,776,320  $    1,905,761
                                            ==============  ==============

NOTE F - DEPOSITS

At December 31, 1999, the scheduled maturities of time deposits were as follows:

            2000                           $   39,508,757
            2001                                  593,955
            2002                                  940,736
            2003                                  432,953
            2004                                   33,345
                                           --------------

                                           $   41,509,746

                                      PAGE 37 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and shareholders of the Company, their immediate families and business interests) were loan customers of, and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of loans to related parties was $2,086,905 and $1,857,785 at December 31, 1999 and 1998, respectively. During 1999, $734,155 of new loans were made to related parties, and repayments totaled $505,035. Legal services were provided to the Company in the ordinary course of business by a law firm in which two of the partners are directors of the Company. The amount paid to this law firm for services rendered was $24,136, $23,321 and $19,600 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE H - SHORT-TERM BORROWINGS

Short-term borrowings payable at December 31, 1999 and 1998 consisted of securities sold under agreements to repurchase which generally mature on a one-day basis.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                       1999             1998
                                                   ------------    -------------
Average balance during the year                    $   466,548     $    413,549
Average interest rate during the year                     4.06%            4.53%
Maximum month-end balance during the year          $   810,000     $    815,000

Under the terms of the agreement, the Company sells an interest in securities issued by United States Government Agencies; and the Company agrees to repurchase the same securities the following business day. The securities sold under these agreements are the identical securities on the Company's balance sheet captioned as securities purchased under agreements to resell. As of December 31, 1999 and 1998, the par value and market value of the securities held by the third-party for the underlying agreements were $346,000 and $450,000 and $305,184 and $451,007, respectively.

NOTE I - UNUSED LINES OF CREDIT

As of December 31, 1999, the Company had unused lines of credit to purchase federal funds from other financial institutions totaling $2,500,000. These lines of credit are available on a one to seven day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines.

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. At December 31, 1999, management is not aware of any pending or threatened litigation or unasserted claims that could result in losses, if any, that would be material to the financial statements.

NOTE K - SHAREHOLDERS' EQUITY

The ability of Communitycorp to pay cash dividends is dependent upon receiving cash in the form of dividends from Bank of Walterboro. However, certain restrictions exist regarding the ability of the Bank to transfer funds to Communitycorp in the form of cash dividends. All of the Bank's dividends to the Company are payable only from the undivided profits of the Bank. At December 31, 1999, the Bank's undivided profits were $5,824,199. The Bank is authorized to pay cash dividends up to 100% of net income in any calender year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

                                      PAGE 38 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - OTHER EXPENSES

Other expenses for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                1999             1998            1997
                                           --------------   --------------  --------------
Stationery, printing and postage           $      112,499   $      101,218  $      106,333
Advertising and promotion                          26,625           29,397          22,568
Professional services                              87,695           80,588          68,727
Directors fees                                     58,500           52,650          46,800
Telephone                                          24,823           25,265          13,584
ATM surcharges                                     42,485           26,076           5,225
ACH charges                                        26,373           21,455          20,975
Other                                             201,278          181,298         171,277
                                           --------------   --------------  --------------

                                           $      580,278   $      517,947  $      455,489
                                           ==============   ==============  ==============

NOTE M - INCOME TAXES

Income tax expense included in the consolidated statement of operations for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:


                                                                       1999            1998             1997
                                                                   --------------   --------------  ---------------
Currently payable
  Federal                                                          $      600,400   $      567,418  $      475,991
  State                                                                    59,758           56,962          48,418
                                                                   --------------   --------------  --------------
                                                                          660,158          624,380         524,409
                                                                   --------------   --------------  --------------

Deferred
  Federal                                                                (163,758)        (108,409)        (48,419)
  State                                                                   (19,553)         (15,859)         (8,193)
                                                                   ---------------  --------------  --------------
                                                                         (183,311)        (124,268)        (56,612)
                                                                   ---------------  --------------  --------------

                                                                   $      476,847   $      500,112  $      467,797
                                                                   ==============   ==============  ==============
Income tax expense is allocated as follows:
  To continuing operations                                         $      652,474   $      500,155  $      467,987
  To shareholders' equity                                                (175,627)             (43)           (190)
                                                                   --------------   --------------  --------------

                                                                   $      476,847   $      500,112  $      467,797
                                                                   ==============   ==============  ==============


Deferred income taxes of $462,173, $278,862, and $154,594 were included in other assets at December 31, 1999, 1998, and 1997, respectively. Deferred income taxes result from temporary differences in the recognition of certain items of income and expense for tax and financial reporting purposes.

                                      PAGE 39 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - INCOME TAXES - CONTINUED

The gross amounts of deferred tax assets and deferred tax liabilities as of December 31, 1999, 1998 and 1997 are as follows:


                                                       1999             1998           1997
                                                 --------------   --------------  --------------
Deferred tax assets:
  Allowance for loan losses                      $      367,422   $      321,048  $      249,179
  Available-for-sale securities                         155,444                -               -
  Deferred compensation                                  34,849           27,752          27,455
  Cash basis tax accounting                                   -           32,857               -
  Other                                                  12,048            3,582           1,455
                                                 --------------   --------------  --------------
Total deferred tax assets                               569,763          385,239         278,089
                                                 --------------   --------------  --------------

Deferred tax liabilities:
  Accumulated depreciation                               83,626           83,799          62,120
  Cash basis tax accounting                              19,447                -          38,177
  Available-for-sale securities                               -           20,184          20,227
  Other                                                   4,517            2,394           2,971
                                                 --------------   --------------  --------------
Total deferred tax liabilities                          107,590          106,377         123,495
                                                 --------------   --------------  --------------

Net deferred tax assets                          $      462,173   $      278,862  $      154,594
                                                 ==============   ==============  ==============


Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 1999, 1998 and 1997 will be realized, and accordingly, has not established a valuation allowance.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

                                                                         1999             1998          1997
                                                                   --------------   --------------  --------------
Tax expense at statutory rate                                      $      690,974   $      519,008  $      480,203
State income tax, net of Federal income tax effect                         38,085           27,158          23,763
Tax exempt interest income                                                (99,824)         (68,074)        (55,575)
Disallowed interest expense                                                20,811           15,129          13,444
Other, net                                                                  2,428            6,934           6,152
                                                                   --------------   --------------  --------------

                                                                   $      652,474   $      500,155  $      467,987
                                                                   ==============   ==============  ==============

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

INVESTMENT SECURITIES - The fair values of marketable securities held to maturity are based on quoted market prices or dealer quotes. For securities available-for-sale, fair value equals the carrying amount which is the quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - The carrying amount for loan commitments and letters of credit, which are off-balance-sheet financial instruments, approximates the fair value since the obligations are typically based on current market rates.

The carrying values and estimated fair values of the Company's financial instruments for the years ending December 31, 1999 and 1998 are as follows:

                                                         December 31, 1999                December 31, 1998
                                                 --------------------------------   ----------------------------
                                                   Carrying         Estimated         Carrying        Estimated
                                                    Amount          Fair Value         Amount         Fair Value
                                                 ---------------    --------------   --------------  ------------
FINANCIAL ASSETS:
   Cash and due from banks                       $    5,723,770    $    5,723,770   $    3,864,460  $    3,864,460
   Federal funds sold and securities
     purchased under agreements to resell             4,670,000         4,670,000       15,610,000      15,610,000
   Securities available-for-sale                     18,759,768        18,759,768       10,744,051      10,744,051
   Securities held-to-maturity                        5,327,129         5,210,028        5,192,435       5,259,426
   Loans                                             59,663,015        59,570,582       51,879,654      52,097,177
   Allowance for loan losses                         (1,086,980)       (1,086,980)        (929,482)       (929,482)
   Accrued interest receivable                        1,004,529         1,004,529          790,130         790,130

FINANCIAL LIABILITIES:

   Demand deposit, interest-bearing
     transaction, and savings accounts           $   45,425,625    $   45,425,625   $   42,136,773  $   42,136,773
   Time deposits                                     41,509,746        41,606,099       38,211,996      38,370,663
   Short-term borrowings                                290,000           290,000          410,000         410,000
   Accrued interest payable                             509,943           509,943          498,256         498,256

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS:

   Commitments to extend credit                  $    3,838,137    $    3,838,137   $    3,910,501  $    3,910,501
   Standby letters of credit                            374,349           374,349          220,813         220,813

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. Total regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 1999, the most recent notification from the Bank's primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt-corrective action. There are no conditions or events that management believes have changed the Bank's category.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 1999 and 1998.

                                                                                                     To Be Well
                                                                                                 Capitalized Under
                                                                          For Capital            Prompt Corrective
                                                    Actual             Adequacy Purposes         Action Provisions
                                          -----------------------    ---------------------     -------------------
                                             Amount       Ratio        Amount      Ratio        Amount      Ratio
                                            ---------     -------    -----------   -------     ----------   -----
DECEMBER 31, 1999
    Total capital (to risk weighted assets) $9,887,869     14.86%   $   5,324,558  8.00%    $   6,655,697   10.00%
    Tier 1 capital (to risk weighted assets) 9,055,906     13.61        2,662,279  4.00         3,993,418    6.00
    Tier 1 capital (to average assets)       9,055,906      9.37        3,866,280  4.00         4,832,850    5.00
DECEMBER 31, 1998
    Total capital (to risk weighted assets) $8,783,513     14.75%   $   4,765,481  8.00%    $   5,956,852   10.00%
    Tier 1 capital (to risk weighted assets) 8,038,907     13.50        2,382,741  4.00         3,574,111    6.00
    Tier 1 capital (to average assets)       8,038,907      9.74        3,301,160  4.00         4,126,450    5.00

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

                                      PAGE 42 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - COMMUNITYCORP (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Communitycorp (Parent Company Only).

                                 BALANCE SHEETS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                          1999            1998
                                                     -------------   -------------
ASSETS
  Cash                                               $      24,848   $      66,056
  Investment in banking subsidiary                       8,760,788       8,078,527
  Other assets                                              19,104          24,995
                                                     -------------   -------------

        Total assets                                 $   8,804,740   $   8,169,578
                                                     =============   =============

SHAREHOLDERS' EQUITY                                 $   8,804,740   $   8,169,578
                                                     =============   =============


                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



INCOME                                                                   1999             1998           1997
                                                                     ------------    -------------   -------------
  Dividends from banking subsidiary                                  $    370,000    $      93,000   $      50,000

EXPENSES
  Other expenses                                                           11,423           11,143          11,508
                                                                     ------------    -------------   -------------

INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY                            358,577           81,857          38,492

Income tax benefit                                                          4,226            4,346           3,914

Equity in undistributed earnings
  of banking subsidiary                                                 1,017,000          940,135         901,968
                                                                     ------------    -------------   -------------

NET INCOME                                                           $  1,379,803    $   1,026,338   $     944,374
                                                                     ============    =============   =============

                                      PAGE 43 OF 45 SEQUENTIALLY NUMBERED PAGES.

                                  COMMUNITYCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - COMMUNITYCORP (PARENT COMPANY ONLY) - CONTINUED

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

CASH FLOWS FROM OPERATING ACTIVITIES                                      1999            1998            1997
                                                                     ------------    -------------   -------------
  Net income                                                         $  1,379,803    $   1,026,338   $     944,374
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Equity in undistributed earnings of
      banking subsidiary                                               (1,017,000)        (940,135)       (901,968)
    Decrease in other assets                                                5,892           10,685          10,993
                                                                     ------------    -------------   -------------
            Net cash provided by operating activities                     368,695           96,888          53,399
                                                                     ------------    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                                    (119,383)         (92,509)        (83,697)
  Purchase of treasury stock                                             (290,520)               -         (10,000)
  Sale of treasury stock                                                        -            1,000               -
                                                                     ------------    -------------   -------------
            Net cash used by financing activities                        (409,903)         (91,509)        (93,697)
                                                                     ------------    -------------   -------------

INCREASE (DECREASE) IN CASH                                               (41,208)           5,379         (40,298)

CASH, BEGINNING                                                            66,056           60,677         100,975
                                                                     ------------    -------------   -------------

CASH, ENDING                                                         $     24,848    $      66,056   $      60,677
                                                                     ============    =============   =============

                                     PAGE 44 AND 45 SEQUENTIALLY NUMBERED PAGES.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITYCORP

By:______________________________                                                    Date: March 25, 2000
W. Roger Crook
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

______________________________                                                       Date: March 25, 2000
W. Roger Crook, President, Director
(Chief Executive Officer)

______________________________                                                       Date: March 25, 2000
Gwendolyn P. Bunton, Vice President
(Chief Financial Officer)

_______________________________                                                      Date: March 25, 2000
Peden B. McLeod, Director
& Chairman of the Board

_______________________________                                                      Date: March 25, 2000
George W. Cone, Director
& Corporate Secretary

_______________________________                                                      Date: March 25, 2000
Opedalis Evans, Director

_______________________________                                                      Date: March 25, 2000
J. Barnwell Fishburne, Director

_______________________________                                                      Date: March 25, 2000
Harry L. Hill, Director

________________________________                                                     Date: March 25, 2000
Calvert W. Huffines, Director

________________________________                                                     Date: March 25, 2000
Robert E. Redfearn, Director

_________________________________                                                    Date: March 25, 2000
Harold M. Robertson, Director

                                      PAGE 45 OF 45 SEQUENTIALLY NUMBERED PAGES.