Form 10-Q
period 2000-03-31
COMMUNITYCORP
filed 2000-05-11
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                     FORM 10-Q

        X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ------
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                  283,197 SHARES OF COMMON STOCK, $5 PAR VALUE

                                  COMMUNITYCORP

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                              Page No.
------------------------------
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2000 and
         December 31, 1999.............................................................................................        3

         Condensed Consolidated Statements of Income - Three months ended
         March 31, 2000 and 1999.......................................................................................        4

         Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income - Three
         months ended March 31, 2000...................................................................................        5

         Condensed Consolidated Statements of Cash Flows - Three months
         ended March 31, 2000 and 1999.................................................................................        6

         Notes to Condensed Consolidated Financial Statements..........................................................        7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................................................... 8-11

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................................................................11-14


         (a) Exhibits......................................................................................................11-14

         (b) Reports on Form 8-K...........................................................................................11-14

                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                               MARCH 31,          DECEMBER 31,
                                                                                                 2000                 1999
                                                                                         -------------------   -------------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                                $         4,200,056   $         5,723,770
  Federal funds sold and securities purchased under agreements to resell                           3,390,000             4,670,000
                                                                                         -------------------   -------------------
                                                                                                   7,590,056            10,393,770

Securities available-for-sale                                                                     19,299,134            18,759,768

Securities held-to-maturity (estimated market value of $4,972,141 and
  $5,210,028 at March 31, 2000 and December 31, 1999, respectively)                                5,133,378             5,327,129
                                                                                         -------------------   -------------------
                                                                                                  24,432,512            24,086,897

Loans receivable                                                                                  62,704,883            59,663,015
   Less allowance for loan losses                                                                 (1,123,700)           (1,086,980)
                                                                                         -------------------   -------------------
     Loans, net                                                                                   61,581,183            58,576,035

Accrued interest receivable                                                                          931,212             1,004,529
Premises, furniture & equipment, net                                                               1,740,024             1,776,320
Other assets                                                                                         950,537               857,710
                                                                                         -------------------   -------------------

    Total assets                                                                         $        97,225,524   $        96,695,261
                                                                                         ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
  Non-interest bearing                                                                   $         9,569,900   $         9,952,976
  Interest bearing                                                                                77,988,310            76,982,395
                                                                                         -------------------   -------------------
                                                                                                  87,558,210            86,935,371

Short-term borrowings                                                                                260,000               290,000
Accrued interest payable                                                                             546,437               509,943
Other liabilities                                                                                    289,524               155,208
                                                                                         -------------------   -------------------

    Total liabilities                                                                             88,654,171            87,890,522
                                                                                         -------------------   -------------------

SHAREHOLDERS' EQUITY:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued                                    -                     -
Common stock, $5 par value, 3,000,000 shares
  authorized, 300,000 shares issued and outstanding                                                1,500,000             1,500,000
Capital surplus                                                                                    1,731,708             1,731,708
Accumulated other comprehensive income (loss)                                                       (396,583)             (295,119)
Retained earnings                                                                                  6,450,339             6,186,081
Treasury stock (16,803 shares in 2000 and 7,999 shares in 1999)                                     (714,111)             (317,931)
                                                                                         -------------------   -------------------

    Total shareholders' equity                                                                     8,571,353             8,804,739
                                                                                         -------------------   -------------------

    Total liabilities and shareholders' equity                                           $        97,225,524   $        96,695,261
                                                                                         ===================   ===================

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                          ----------------------------------------
                                                                                                  2000                 1999
                                                                                          ------------------    ------------------
Interest income:
   Loans, including fees                                                                  $        1,410,661    $        1,239,225
   Securities                                                                                        358,276               220,566
   Other interest income                                                                              66,641               178,710
                                                                                          ------------------    ------------------
      Total                                                                                        1,835,578             1,638,501
                                                                                          ------------------    ------------------

Interest expense:
   Deposit accounts                                                                                  822,698               779,724
   Other interest expense                                                                              2,919                 4,866
                                                                                          ------------------    ------------------
                                                                                                     825,617               784,590
                                                                                          ------------------    ------------------

Net interest income                                                                                1,009,961               853,911

Provision for loan losses                                                                             75,000                95,000
                                                                                          ------------------    ------------------
Net interest income after
   provision for loan losses                                                                         934,961               758,911
                                                                                          ------------------    ------------------

Other operating income:
   Service charges                                                                                   100,533                92,372
   Other income                                                                                       24,057                24,523
                                                                                          ------------------    ------------------
      Total                                                                                          124,590               116,895
                                                                                          ------------------    ------------------

Other operating expenses:
  Salaries and benefits                                                                              222,123               210,794
  Net occupancy expense                                                                               36,451                26,976
  Equipment expense                                                                                   60,309                57,701
  Other operating expenses                                                                           147,765               129,795
                                                                                          ------------------    ------------------
      Total                                                                                          466,648               425,266
                                                                                          ------------------    ------------------

Income before taxes                                                                                  592,903               450,540

Income tax provision                                                                                 186,683               148,058
                                                                                          ------------------    ------------------

Net income                                                                                $          406,220    $          302,482
                                                                                          ==================    ==================

Earnings per share:
   Weighted average common shares outstanding                                                        284,261               298,457

   Net income per common share                                                            $             1.48    $             1.01

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                                     Accumulated
                                  Common Stock                          Other                                      Total
                          --------------------------    Capital     Comprehensive   Retained       Treasury     Shareholders'
                            Shares         Amount       Surplus         Income      Earnings        Stock         Equity
                          ------------  ------------  ------------  ------------ --------------  ------------  ------------
Balance,
  December 31, 1999            300,000  $  1,500,000  $  1,731,708  $   (295,119)  $  6,186,081     $(317,931) $  8,804,739

Cash dividends declared
  - $.50 per share                                                                     (141,962)                   (141,962)

Net income
  for the period                                                                        406,220                     406,220

Other comprehensive
  income, net of taxes                                                  (101,464)                                  (101,464)
                                                                                                                 ----------

Comprehensive Income                                                                                                304,756
                                                                                                                 ----------

Purchase of
  Treasury Stock                                                                                     (396,180)     (396,180)
                          ------------  ------------  ------------  ------------ --------------  ------------  ------------

Balance,
  March 31, 2000               300,000  $  1,500,000  $  1,731,708  $   (396,583)  $  6,450,339     $(714,111) $  8,571,353
                          ============  ============  ============  ============   ============  ============  ============


            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                          ----------------------------------------
                                                                                                 2000                  1999
                                                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $          406,220    $          302,482
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                                                                     45,107                46,208
     Provision for possible loan losses                                                               75,000                95,000
     Amortization less accretion on investments                                                        4,654                (3,088)
     Amortization of deferred loan costs                                                              13,760                19,142
     Gain on sale of premises and equipment                                                                -               (18,500)
     (Increase) decrease in interest receivable                                                       73,317                (1,304)
     Increase (decrease) in interest payable                                                          36,494                 5,070
     (Increase) decrease in other assets                                                             (39,384)                7,700
     Increase (decrease) in other liabilities                                                        134,316               181,823
                                                                                          ------------------    ------------------
         Net cash provided by operating activities                                                   749,484               634,533
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                             (3,093,908)           (1,836,225)
   Purchases of securities available-for-sale                                                       (800,000)           (2,705,750)
   Maturities of securities available-for-sale                                                       103,375               750,361
   Purchases of securities held-to-maturity                                                                -              (725,000)
   Maturities of securities held-to-maturity                                                         191,449               626,332
   Proceeds from disposal of premises and equipment                                                        -                18,500
   Purchases of premises and equipment                                                                (8,811)              (31,592)
                                                                                          ------------------    ------------------
   Net cash used by investing activities                                                          (3,607,895)           (3,903,374)
                                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                                                                 622,839             1,357,371
   Increase (decrease) in short-term borrowings                                                      (30,000)              100,000
   Dividends paid                                                                                   (141,962)             (119,383)
   Purchase of treasury stock                                                                       (396,180)                    -
                                                                                          ------------------    ------------------
       Net cash provided by financing activities                                                      54,697             1,337,988
                                                                                          ------------------    ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (2,803,714)           (1,930,853)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    10,393,770            19,474,460
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $        7,590,056    $       17,543,607
                                                                                          ==================    ==================

 Cash paid during the period for:
   Income taxes                                                                           $           28,205    $           13,030
   Interest                                                                               $          789,123    $          779,520

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2000 and for the interim periods ended March 31, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1999 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:


                                                                                                  Quarter Ended March 31,
                                                                                          ----------------------------------------
                                                                                                  2000                1999
                                                                                          ------------------    ------------------
Unrealized holding gains (losses) on
   available-for-sale securities                                                          $         (154,907)   $          (95,865)
Reclassification adjustment for losses
   (gains) in realized income                                                                              -                     -
                                                                                          ------------------    ------------------

Net unrealized gains (losses)                                                                       (154,907)              (95,865)

Tax effect                                                                                            53,443                32,625
                                                                                          ------------------    ------------------

Net-of-tax amount                                                                         $         (101,464)   $          (63,240)
                                                                                          ==================    ==================

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                                  COMMUNITYCORP

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of March 31, 2000 compared to December 31, 1999, and the results of operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended March 31, 2000, net interest income increased $156,050 or 18.27% over the same period in 1999. The net interest margin realized on earning assets increased slightly from 4.04% for the three months ended March 31, 1999 to 4.51% for the same period in 2000. The interest rate spread increased from 3.45% at March 31, 1999 to 3.92% at March 31, 2000.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2000, the provision charged to expense was $75,000. This was $20,000 less than for the comparable period in 1999. Based on present information, management believes the allowance for loan losses is adequate at March 31, 2000 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.79% of total loans at March 31, 2000, as compared to 1.76% at March 31, 1999.

NON-INTEREST INCOME

Non-interest income during the three months ended March 31, 2000 was $124,590, an increase of $7,695 or 6.58% from the comparable period in 1999. The increase is primarily a result of an increase in service charges from $92,372 at March 31, 1999 to $100,533 at March 31, 2000. Overdraft and NSF fees increased by $8,105 to $70,049 at March 31, 2000. This change is a result of the increase in deposit accounts over the two periods. Deposits at March 31, 2000 were $87,558,210 compared to $81,706,140 at March 31, 1999.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended March 31, 2000 was $41,382 or 9.73% higher than the three months ended March 31, 1999. Salaries and employee benefits increased from $210,794 at March 31, 1999 to $222,123 for the three months ended March 31, 2000. This increase is primarily attributable to annual pay raises. Other operating expenses increased $17,970 or 13.84% to $147,765 for the three months ended March 31, 2000 when compared to the same period in 1999.

INCOME TAXES

The income tax provision for the three months ended March 31, 2000 was $186,683 as compared to $148,058 for the same period in 1999. This increase was primarily a result of an increase in income before taxes. The effective tax rates were 31.49% and 32.86% at March 31, 2000 and 1999, respectively.

                                  COMMUNITYCORP

NET INCOME

The combination of the above factors resulted in net income for the three months ended March 31, 2000 of $406,220 as compared to $302,482 for the same period in 1999. This represents an increase of $103,738 or 34.30% from the same period in 1999.

ASSETS AND LIABILITIES

During the first three months of 2000, total assets increased $530,263 or 0.55% when compared to December 31, 1999. The primary source of growth in assets was the increase of $3,041,868 or 5.10% in loans receivable. Deposits increased $622,839 or 0.72% to $87,558,210 as of March 31, 2000. This increase in deposits was not sufficient to fund the growth of the loan portfolio during the first quarter of 2000. To fund this growth, the Bank reduced its cash and cash equivalents by $2,803,714 or 26.97%.

LOANS

The demand for loans continued to increase in the Walterboro marketplace during the first three months of 2000. Net loans increased $3,005,148 or 5.13% during the period. Balances within the major loans receivable categories as of March 31, 2000 and December 31, 1999 are as follows:

                                                                                 March 31,             December 31,
                                                                                   2000                    1999
                                                                          --------------------    --------------------
Commercial and industrial                                                 $         42,064,185    $         40,503,621
Real estate                                                                          7,280,123               6,948,643
Consumer                                                                            12,849,127              10,946,282
Agricultural                                                                           181,495                 152,013
Other, net                                                                             329,953               1,112,456
                                                                          --------------------    --------------------
                                                                          $         62,704,883    $         59,663,015
                                                                          ====================    ====================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                                            March 31,
                                                                          ---------------------------------------------
Loans:                                                                             2000                    1999
                                                                          --------------------    --------------------
   Nonaccrual loans                                                       $          1,020,349    $            889,859
   Accruing loans more than 90 days past due                              $                  -    $              3,000
Loans identified by the internal review mechanism:
   Criticized                                                             $            175,431    $            177,748
   Classified                                                             $            787,735    $            740,184

Activity in the Allowance for Loan Losses is as follows:

                                                                                             March 31,
                                                                          --------------------------------------------
                                                                                  2000                       1999
                                                                          --------------------    --------------------
Balance, January 1,                                                       $          1,086,980    $            929,482
Provision for loan losses for the period                                                75,000                  95,000
Net loans (charged off) recovered for the period                                       (38,280)                (82,133)
                                                                          --------------------    --------------------
Balance, end of period                                                    $          1,123,700    $            942,349
                                                                          ====================    ====================

Gross loans outstanding, end of period                                    $         62,704,883    $         53,614,604
Allowance for Loan Losses to loans outstanding                                            1.79%                   1.76%

                                  COMMUNITYCORP

DEPOSITS

Total deposits increased $622,839 or .72% from December 31, 1999. Expressed in percentages, non-interest bearing deposits decreased 3.85% and interest bearing deposits increased 1.31%.

Balances within the major deposit categories as of March 31, 2000 and December 31, 1999 are as follows:

                                                                               March 31,              December 31,
                                                                                 2000                     1999
                                                                          --------------------    --------------------
Non-interest bearing demand deposits                                      $          9,569,900    $          9,952,976
Interest bearing demand deposits                                                    15,048,978              16,234,134
Savings deposits                                                                    20,908,065              19,238,515
Certificates of deposit                                                             42,031,267              41,509,746
                                                                          --------------------    --------------------
                                                                          $         87,558,210    $         86,935,371
                                                                          ====================    ====================

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio which was at 71.40% at March 31, 2000 and 68.40% at December 31, 1999.

Securities available-for-sale which totaled $19,299,134 at March 31, 2000, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2000, unused lines of credit totaled $2,500,000.

CAPITAL RESOURCES

Total shareholders' equity decreased $233,386 to $8,571,353 at March 31, 2000. The decrease is primarily attributable to negative charges to equity which included $396,180 for the purchase of treasury stock and $141,962 for dividends paid. These negative charges offset earnings for the period which totaled $406,220. A decline of $101,464 in the fair value of securities available-for-sale also contributed to the decrease in shareholders' equity.

Bank holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

                                  COMMUNITYCORP

CAPITAL RESOURCES -- continued

The following table summarizes the Company's risk-based capital at March 31, 2000:

Shareholders' equity                                                      $          8,967,936
Less: intangibles                                                                        5,096
                                                                          --------------------
Tier I capital                                                                       8,973,032

Plus: allowance for loan losses (1)                                                    864,826
                                                                          --------------------
Total capital                                                             $          9,837,858
                                                                          ====================

Risk-weighted assets                                                      $         69,186,103
                                                                          ====================

Risk based capital ratios
          Tier 1                                                                        12.96%
          Total capital                                                                 14.21%
          Leverage ratio                                                                 9.24%

(1) limited to 1.25% of risk-weighted assets

REGULATORY MATTERS

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
          27.  Financial Data Schedule

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2000.

Items 1, 2, 3, 4 and 5 are not applicable.

                           PART II - OTHER INFORMATION



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMMUNITYCORP




                                   By: /s/ W. Roger Crook
                                       -----------------------------------
                                       W. Roger Crook
                                       President & Chief Executive Officer




Date: May 14, 2000                 By: /s/ Gwen P. Bunton
                                       -----------------------------------
                                       Gwen P. Bunton
                                       Chief Financial Officer