Form 10-Q
period 2000-06-30
COMMUNITYCORP
filed 2000-08-09
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ---          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                  300,000 shares of common stock, $5 par value

                                  PAGE 1 OF 17
                             EXHIBIT INDEX ON PAGE 2

                                  COMMUNITYCORP


                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999.....................................3

         Condensed Consolidated Statements of Income --
           Six months ended June 30, 2000 and 1999 and Three months ended June 30, 2000 and 1999..........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income --
         Six months ended June 30, 2000...................................................................................5

         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2000 and 1999.......................6

         Notes to Condensed Consolidated Financial Statements.............................................................7-8

Review by Independent Certified Public Accountants........................................................................9

Report on Review by Independent Certified Public Accountants.............................................................10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................11-14

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..............................................................15

Item 6. Exhibits and Reports on Form 8-K.................................................................................15

         (a) Exhibits....................................................................................................15

         (b) Reports on Form 8-K.........................................................................................15

                                  COMMUNITYCORP
                      Condensed Consolidated Balance Sheets

                                                                              June 30,      December 31,
                                                                               2000            1999
                                                                           ------------    ------------
                                                                            (Unaudited)
Assets:
Cash and cash equivalents:
  Cash and due from banks                                                  $  3,451,754    $  5,723,770
  Federal funds sold and securities purchased under agreements to resell           --         4,670,000
                                                                           ------------    ------------
                                                                              3,451,754      10,393,770
                                                                           ------------    ------------

Securities available-for-sale                                                19,110,907      18,759,768
Securities held-to-maturity (estimated market value of $4,962,084 and
 $5,210,028 at June 30, 2000 and December 31, 1999, respectively)             5,098,325       5,327,129
                                                                           ------------    ------------
                                                                             24,209,232      24,086,897
                                                                           ------------    ------------
Loans receivable                                                             64,662,286      59,663,015
   Less allowance for loan losses                                            (1,142,039)     (1,086,980)
                                                                           ------------    ------------
     Loans, net                                                              63,520,247      58,576,035

Accrued interest receivable                                                   1,038,092       1,004,529
Premises, furniture & equipment, net                                          1,714,593       1,776,320
Other assets                                                                  1,113,203         857,710
                                                                           ------------    ------------
    Total assets                                                           $ 95,047,121    $ 96,695,261
                                                                           ============    ============

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
  Noninterest bearing                                                      $  8,321,589    $  9,952,976
  Interest bearing                                                           74,174,565      76,982,395
                                                                           ------------    ------------
                                                                             82,496,154      86,935,371
Short-term borrowings                                                         2,890,000         290,000
Accrued interest payable                                                        560,562         509,943
Other liabilities                                                               111,626         155,208
                                                                           ------------    ------------
    Total liabilities                                                        86,058,342      87,890,522
                                                                           ------------    ------------
Shareholders' Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued            --              --
Common stock, $5 par value, 3,000,000 shares authorized, 300,000
 shares issued and outstanding                                                1,500,000       1,500,000
Capital surplus                                                               1,731,708       1,731,708
Accumulated other comprehensive income (loss)                                  (370,651)       (295,119)
Retained earnings                                                             6,819,333       6,186,081
Treasury stock (16,303 shares in 2000 and 7,999 shares in 1999)                (691,611)       (317,931)
                                                                           ------------    ------------
    Total shareholders' equity                                                8,988,779       8,804,739
                                                                           ------------    ------------
    Total liabilities and shareholders' equity                             $ 95,047,121    $ 96,695,261
                                                                           ============    ============

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                    Six Months Ended June 30,  Three Months Ended June 30,
                                                    -------------------------  ---------------------------
                                                         2000         1999         2000         1999
                                                      ----------   ----------   ----------   ----------
Interest income:
   Loans, including fees                              $2,886,327   $2,523,554   $1,475,666   $1,284,329
   Securities                                            712,716      482,252      354,439      261,686
   Other interest income                                  89,680      338,403       23,039      159,693
                                                      ----------   ----------   ----------   ----------
      Total                                            3,688,723    3,344,209    1,853,144    1,705,708
                                                      ----------   ----------   ----------   ----------
Interest expense:
   Deposit accounts                                    1,653,450    1,556,500      830,752      776,776
   Other interest expense                                 19,404       10,731       16,484        5,865
                                                      ----------   ----------   ----------   ----------
                                                       1,672,854    1,567,231      847,236      782,641
                                                      ----------   ----------   ----------   ----------
Net interest income                                    2,015,869    1,776,978    1,005,908      923,067

Provision for loan losses                                155,000      180,000       80,000       85,000
                                                      ----------   ----------   ----------   ----------
Net interest income after provision for loan losses    1,860,869    1,596,978      925,908      838,067
                                                      ----------   ----------   ----------   ----------
Other operating income:
   Service charges                                       212,208      197,539      111,675      105,167
   Other income                                           46,348       40,464       22,291       15,941
                                                      ----------   ----------   ----------   ----------
      Total                                              258,556      238,003      133,966      121,108
                                                      ----------   ----------   ----------   ----------
Other operating expenses:
  Salaries and benefits                                  469,301      429,570      247,178      218,776
  Net occupancy expense                                   66,927       60,345       30,476       33,369
  Equipment expense                                      126,609      119,136       66,300       61,435
  Other operating expenses                               312,056      277,610      164,291      147,815
                                                      ----------   ----------   ----------   ----------
      Total                                              974,893      886,661      508,245      461,395
                                                      ----------   ----------   ----------   ----------
Income before taxes                                    1,144,532      948,320      551,629      497,780

Income tax provision                                     369,683      317,444      183,000      169,386
                                                      ----------   ----------   ----------   ----------
Net income                                            $  774,849   $  630,876   $  368,629   $  328,394
                                                      ==========   ==========   ==========   ==========
Earnings per share:
  Weighted average common shares outstanding             283,971      298,457      283,681      298,457
                                                      ==========   ==========   ==========   ==========
   Net income per common share                        $     2.73   $     2.11   $     1.30   $     1.10
                                                      ==========   ==========   ==========   ==========

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
          Condensed Consolidated Statement of Shareholders' Equity and
           Comprehensive Income for the six months ended June 30, 2000
                                   (Unaudited)

                                                                      Accumulated
                                  Common Stock                           Other
                              ----------------------      Capital    Comprehensive    Retained       Treasury
                              Shares        Amount        Surplus       Income         Earning         Stock          Total
                              -------    -----------    -----------   -----------    -----------    -----------    -----------
Balance,
 December 31, 1999            300,000    $ 1,500,000    $ 1,731,708   $  (295,119)   $ 6,186,081    $  (317,931)   $ 8,804,739

Cash dividends declared
 -$.50 per share                                                                        (141,597)                     (141,597)

Net income for the
 period                                                                                  774,849                       774,849

Other comprehensive
 income, net of taxes                                                     (75,532)                                     (75,532)
                                                                                                                   -----------

Comprehensive income                                                                                                   699,317
                                                                                                                   -----------
Purchase of
 Treasury Stock                                                                                        (373,680)      (373,680)
                              -------    -----------    -----------     ---------    -----------    -----------    -----------
Balance,
 June 30, 2000                300,000    $ 1,500,000    $ 1,731,708     $(370,651)   $ 6,819,333    $  (691,611)   $ 8,988,779
                              =======    ===========    ===========     =========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended June 30,
                                                       ----------------------------
                                                            2000           1999
                                                       ------------    ------------
Cash flows from operating activities:
  Net income                                           $    774,849    $    630,876
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                               90,214          91,315
  Provision for possible loan losses                        155,000         180,000
  Amortization less accretion on investments                 10,352             261
  Amortization of deferred loan costs                        38,703          37,860
  Gain on sale of premises and equipment                       --           (18,500)
  (Increase) decrease in interest receivable                (33,563)        (91,143)
  Increase (decrease) in interest payable                    50,619         (19,796)
  (Increase) decrease in other assets                       (45,709)         17,249
  Increase (decrease) in other liabilities                  (43,582)         55,743
                                                       ------------    ------------
    Net cash provided by operating activities               996,883         883,865
                                                       ------------    ------------
Cash flows from investing activities:
  Net increase in loans to customers                     (5,307,915)     (3,288,117)
  Purchases of securities available-for-sale               (800,000)     (8,408,787)
  Maturities of securities available-for-sale               327,502       1,725,998
  Purchases of securities held-to-maturity                     --          (725,000)
  Maturities of securities held-to-maturity                 224,495         847,608
  Proceeds from disposal of premises and equipment             --            18,500
  Purchases of premises and equipment                       (28,487)        (31,983)
                                                       ------------    ------------
    Net cash used by investing activities                (5,584,405)     (9,861,781)
                                                       ------------    ------------
Cash flows from financing activities:
  Net increase(decrease) in deposits accounts            (4,439,217)      2,976,213
  Increase in short-term borrowings                       2,600,000         400,000
  Dividends paid                                           (141,597)       (119,383)
  Purchase of treasury stock                               (373,680)           --
                                                       ------------    ------------
    Net cash provided (used) by financing activities     (2,354,494)      3,256,830
                                                       ------------    ------------
Net decrease in cash and cash equivalents                (6,942,016)     (5,721,086)

Cash and cash equivalents, beginning of period           10,393,770      19,474,460
                                                       ------------    ------------
Cash and cash equivalents, end of period               $  3,451,754    $ 13,753,374
                                                       ============    ============
 Cash paid during the period for:
  Income taxes                                         $    245,000    $    313,200
  Interest                                             $  1,622,235    $  1,587,027

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2000 and for the interim periods ended June 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1999 Annual Report.

Note 2 - Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:


                                                               Pre-tax     (Expense)   Net-of-tax
                                                                Amount      Benefit      Amount
                                                              ---------    ---------   ---------
For the Six Months Ended June 30, 2000:
Unrealized gains (losses) on securities available-for-sale    $(115,316)   $  39,784   $ (75,532)
Plus: reclassification adjustment for
 gains (losses) realized in net income                             --           --          --
                                                              ---------    ---------   ---------
Net unrealized gains (losses)                                 $(115,316)   $  39,784   $ (75,532)
                                                              =========    =========   =========


                                                               Pre-tax     (Expense)   Net-of-tax
                                                                Amount      Benefit      Amount
                                                              ---------    ---------   ---------
For the Six Months Ended June 30, 1999:
Unrealized gains (losses) on securities available-for-sale    $(369,233)   $ 126,937   $(242,296)
Plus: reclassification adjustment for
 gains (losses) realized in net income                             --           --          --
                                                              ---------    ---------   ---------
Net unrealized gains (losses)                                 $(369,233)   $ 126,937   $(242,296)
                                                              =========    =========   =========

                                  COMMUNITYCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Comprehensive Income -- continued

                                                              Pre-tax     (Expense)    Net-of-tax
                                                               Amount      Benefit       Amount
                                                             ---------    ---------    ---------
For the Three Months Ended June 30, 2000:
Unrealized gains (losses) on securities available-for-sale   $  39,591    $ (13,659)   $  25,932
Plus: reclassification adjustment for
 gains (losses) realized in net income                            --           --           --
                                                             ---------    ---------    ---------
Net unrealized gains (losses)                                $  39,591    $ (13,659)   $  25,932
                                                             =========    =========    =========

                                                              Pre-tax     (Expense)    Net-of-tax
                                                               Amount      Benefit       Amount
                                                             ---------    ---------    ---------
For the Three Months Ended June 30, 1999:
Unrealized gains (losses) on securities available-for-sale   $(273,368)   $  94,312    $(179,056)
Plus: reclassification adjustment for
 gains (losses) realized in net income                            --           --           --
                                                             ---------    ---------    ---------
Net unrealized gains (losses)                                $(273,368)   $  94,312    $(179,056)
                                                             =========    =========    =========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                                 COMMUNITYCORP

               Review by Independent Certified Public Accountants

Tourville, Simpson and Caskey, L.L.P., the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                                 COMMUNITYCORP

          Report on Review by Independent Certified Public Accountants


The Board of Directors
Communitycorp
Walterboro, South Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Communitycorp and subsidiary (the Company) as of June 30, 2000, the related condensed consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999, the related condensed consolidated statement of changes in shareholders' equity and comprehensive income for the six month period ended June 30, 2000, and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and, in our report dated March 1, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                           TOURVILLE, SIMPSON AND CASKEY, L.L.P.
Columbia, South Carolina
August 2, 2000

                                 COMMUNITYCORP

Item 2. Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of June 30, 2000 compared to December 31, 1999, and the results of operations for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the six months ended June 30, 2000, net interest income increased $238,891 or 13.44% over the same period in 1999. The net interest margin realized on earning assets increased from 4.17% for the six months ended June 30, 1999 to 4.53% for the same period in 2000. The interest rate spread increased by 34 basis points from 3.57% at June 30, 1999 to 3.91% at June 30, 2000.

Net interest income increased from $923,067 for the quarter ending June 30, 1999 to $1,005,908 for the quarter ending June 30, 2000. This represents an increase of $82,841 or 8.97%. The net interest margin realized on earning assets increased from 4.24% for the quarter ended June 30, 1999 to 4.53% for the quarter ended June 30, 2000. The interest rate spread also increased by 26 basis points from 3.63% at June 30, 1999 to 3.89% at June 30, 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2000, the provision charged to expense was $155,000. This was $25,000 less than for the comparable period in 1999. Based on present information, management believes the allowance for loan losses is adequate at June 30, 2000 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.77% of total loans at June 30, 2000, as compared to 1.81% at June 30, 1999.

Noninterest Income

Noninterest income during the six months ended June 30, 2000 was $258,556, an increase of $20,553 or 8.64% from the comparable period in 1999. The increase is primarily a result of an increase in service charges from $197,539 at June 30, 1999 to $212,208 at June 30, 2000. Other income also increased $5,884, or 14.54% to $46,348 for the six months ended June 30, 2000.

For the quarter ended June 30, 2000, noninterest income increased $12,858 or 10.62% over the same period in 1999. This increase is primarily due to other income, which increased 39.83% from the quarter ended June 30, 1999 to the quarter ended June 30, 2000. Service charges also increased $6,508, or 6.19%, to $111,675 for the quarter ended June 30, 2000.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2000 was $974,893 or 9.95% higher than the six months ended June 30, 1999. Salaries and employee benefits increased from $429,570 for the six months ended June 30, 1999 to $469,301 for the six months ended June 30, 2000. This increase is primarily attributable to annual pay raises. Other operating expenses increased $34,446 or 12.41% to $312,056 for the six months ended June 30, 2000 when compared to the same period in 1999.

For the quarter ended June 30, 2000, noninterest expense increased $46,850 or 10.15% over the same period in 1999. The largest increase between the quarter ended June 30, 2000 and the quarter ended June 30, 1999 was in salaries and benefits, which increased $28,402 or 12.98%. Other operating expenses also increased from $147,815 for the six months ended June 30, 1999 to $164,291 for the six months ended June 30, 2000.

Income Taxes

The income tax provision for the six months ended June 30, 2000 was $369,683 as compared to $317,444 for the same period in 1999. This increase was primarily as a result of an increase in income before taxes. The effective tax rates were 32.30% and 33.47% for the six months ended June 30, 2000 and June 30, 1999, respectively. The effective tax rates were 33.17% and 34.03% for the quarter ended June 30, 2000 and June 30, 1999, respectively.

                                 COMMUNITYCORP

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2000 of $774,849 as compared to $630,876 for the same period in 1999. This represents an increase of $143,973 or 22.82% over the same period in 1999. Net income for the quarter ended June 30, 2000 was $40,235, or 12.25% higher than for the same period in 1999.

Assets and Liabilities

During the first six months of 2000, total assets decreased $1,648,140 or 1.70% when compared to December 31, 1999. Cash and cash equivalents decreased $6,942,016 from December 31, 1999 primarily because of the reduction in federal funds sold and repurchase agreements of $4,670,000. The decrease in federal funds and repurchase agreements was offset by the growth of the loan portfolio, which increased by 8.38% or $4,999,271 to $64,662,286 at June 30, 2000 from
$59,663,015 at December 31, 1999. Deposits also decreased by 5.11% or $4,439,217 from December 31, 1999 to $82,496,154. The primary reason for the decrease in deposits was due to the loss of municipal funds temporarily invested in interest-bearing accounts at the Bank.

Loans

The demand for loans continued to increase in the Walterboro marketplace during the first six months of 2000. Gross loans increased $4,999,271 or 8.38% during the period. Balances within the major loans receivable categories as of June 30, 2000 and December 31, 1999 are as follows:


                                     June 30,     December 31,
                                       2000          1999
                                    -----------   -----------
Commercial and industrial           $42,903,646   $40,503,621
Real estate                           7,855,637     6,948,643
Consumer                             13,430,727    10,946,282
Agricultural                            143,804       152,013
Other, net                              328,472     1,112,456
                                    -----------   -----------
                                    $64,662,286   $59,663,015
                                    ===========   ===========


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                            June 30,
                                                    ----------------------
                                                       2000        1999
                                                    ----------   ---------
 Loans:   Nonaccrual loans                          $1,122,207   $ 763,682

 Accruing loans more than 90 days past due          $    1,000   $   4,000

 Loans identified by the internal review mechanism:

    Criticized                                      $  170,721   $ 174,172

    Classified                                      $  906,179   $ 836,221

                                 COMMUNITYCORP

Risk Elements in the Loan Portfolio -- continued

Activity in the Allowance for Loan Losses is as follows:

                                                              June 30,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Balance, January 1,                                $  1,086,980    $    929,482
Provision for loan losses for the period                155,000         180,000
Net loans (charged off) recovered for the period        (99,941)       (115,370)
                                                   ------------    ------------

Balance, end of period                             $  1,142,039    $    994,112
                                                   ============    ============

Gross loans outstanding, end of period             $ 64,662,286    $ 55,014,541

Allowance for loan losses to loans outstanding             1.77%           1.81%


Deposits

Total deposits decreased $4,439,217 or 5.11% from December 31, 1999. The largest change was a decrease in interest-bearing deposits. Interest-bearing deposits decreased $3,067,117 to $13,167,017 at June 30, 2000. This was attributable to the loss of approximately $3,000,000 in municipal funds. Expressed in percentages, noninterest-bearing deposits decreased 16.39% and interest-bearing deposits decreased 3.65%.

Balances within the major deposit categories as of June 30, 2000 and December 31, 1999 are as follows:

                                                      June 30,     December 31,
                                                       2000            1999
                                                   ------------    ------------
 Noninterest-bearing demand deposits               $  8,321,589    $ 9,952,976
 Interest-bearing demand deposits                    13,167,017     16,234,134
 Savings deposits                                    20,970,741     19,238,515
 Certificates of deposit                             40,036,807     41,509,746
                                                   ------------    -----------
                                                   $ 82,496,154    $86,935,371
                                                   ============    ===========

Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 75.73% at June 30, 2000 and 68.40% at December 31, 1999.

Securities available-for-sale, which totaled $19,110,907 at June 30, 2000, serves as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds. At June 30, 2000, unused lines of credit totaled $2,500,000.

Capital Resources

Total shareholders' equity increased from $8,804,739 at December 31, 1999 to $8,988,779 at June 30, 2000. The increase of $184,040 is attributable to earnings for the period of $774,849 before the payment of $141,597 in dividends. Equity was negatively affected by the change in fair value of securities available-for-sale of $75,532, and the purchase of treasury stock of $373,680.

                                 COMMUNITYCORP

Capital Resources -- continued

Bank holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Company's risk-based capital at June 30, 2000:

Shareholders' equity                           $ 9,359,430
Less: intangibles                                    2,316
                                               -----------
Tier 1 capital                                   9,357,114

Plus: allowance for loan losses (1)                879,193
                                               -----------
Total capital                                  $10,236,307
                                               ===========

Risk-weighted assets                           $70,072,629
                                               ===========

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)             13.30%
Total capital (to risk-weighted assets)              14.55%
Tier 1 capital (to total average assets)              9.81%

(1) limited to 1.25% of risk-weighted assets

Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

                                 COMMUNITYCORP


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 18, 2000, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing three directors for three-year terms, and (b) ratifying the appointment of Tourville, Simpson and Caskey, L.L.P., as the Company's independent auditors for the fiscal year ending December 31, 2000.

The nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company with 198,151 shareholders voting for the nominees out of a total 300,000 outstanding shareholders. There were no abstention votes.

Tourville, Simpson and Caskey, L.L.P. also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 300,000 outstanding shareholders of the Company, 198,151 shareholders voted for their selection as independent auditors. There were no abstention or no votes against their selection as auditors.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
          27.  Financial Data Schedule

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.

Items 1, 2, 3, and 5 are not applicable.

                                 COMMUNITYCORP

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



                                  COMMUNITYCORP




                                     By: /s/ W. ROGER CROOK
                                         -----------------------------------
                                         W. Roger Crook
                                         President & Chief Executive Officer



Date:  August 8, 2000                By: /s/ GWEN P. BUNTON
                                         -----------------------------------
                                         Gwen P. Bunton
                                         Chief Financial Officer