Form 10-Q
period 2000-09-30
COMMUNITYCORP
filed 2000-11-08
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                          FORM 10-Q

        X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ---          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                                    YES X  NO
                                        --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                  300,000 shares of common stock, $5 par value

                                  PAGE 1 OF 15
                             EXHIBIT INDEX ON PAGE 2

                                  COMMUNITYCORP

                                      Index

PART I. FINANCIAL INFORMATION                                                                              Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.........................3

         Condensed Consolidated Statements of Income - Nine months ended
           September 30, 2000 and 1999 and Three months ended September 30, 2000 and 1999.........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
         Nine months ended September 30, 2000.....................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended
         September 30, 2000 and 1999..............................................................................6

         Notes to Condensed Consolidated Financial Statements...................................................7-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................9-12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................................13

         (a) Exhibits............................................................................................13

         (b) Reports on Form 8-K.................................................................................13


                                 COMMUNITYCORP
                      Condensed Consolidated Balance Sheets


                                                                                   September 30,      December 31,
                                                                                      2000              1999
                                                                                   -------------     ------------
 Assets:                                                                           (Unaudited)
 Cash and cash equivalents:
 Cash and due from banks                                                           $  3,721,789      $  5,723,770
 Federal funds sold and securities purchased under
  agreements to resell                                                                        -         4,670,000
                                                                                   ------------      ------------
 Total cash and cash equivalents                                                      3,721,789        10,393,770
                                                                                   ------------      ------------

 Securities available-for-sale                                                       19,257,022        18,759,768
 Securities held-to-maturity (estimated market value of $5,001,243 and $5,210,028 at September 30, 2000 and December 31, 1999,
  respectively)                                                                       5,066,444         5,327,129
                                                                                   ------------      -----------
 Total investment securities                                                         24,323,466        24,086,897
                                                                                   ------------      ------------

 Loans receivable                                                                    66,516,866        59,663,015
 Less allowance for loan losses                                                     (1,184,399)       (1,086,980)
                                                                                   ------------      ------------
 Loans, net                                                                          65,332,467        58,576,035

 Accrued interest receivable                                                          1,089,474         1,004,529
 Premises, furniture & equipment, net                                                 1,680,960         1,776,320
 Other assets                                                                         1,025,431           857,710
                                                                                   ------------      ------------

 Total assets                                                                      $ 97,173,587      $ 96,695,261
                                                                                   ============      ============

 Liabilities and Shareholders' Equity:
 Liabilities:
 Deposits:
 Noninterest-bearing                                                               $  9,104,027       $ 9,952,976
 Interest-bearing                                                                    76,253,361        76,982,395
                                                                                   ------------      -----------
                                                                                     85,357,388        86,935,371
 Short-term borrowings                                                                1,550,000           290,000
 Accrued interest payable                                                               665,797           509,943
 Other liabilities                                                                      121,721           155,208
                                                                                   ------------      ------------
 Total liabilities                                                                   87,694,906        87,890,522
                                                                                   ------------      ------------

 Shareholders' Equity:
 Preferred stock, $5 par value, 3,000,000 shares authorized                                   -                 -
  and unissued
 Common stock, $5 par value, 3,000,000 shares authorized,
  300,000 shares issued and outstanding                                               1,500,000         1,500,000
 Capital surplus                                                                      1,731,708         1,731,708
 Accumulated other comprehensive income (loss)                                        (235,473)         (295,119)
 Retained earnings                                                                    7,196,557         6,186,081
 Treasury stock (16,303 shares in 2000 and 7,999 shares in 1999)                      (714,111)         (317,931)
                                                                                   ------------      ------------
 Total shareholders' equity                                                           9,478,681        8,804,739
                                                                                   ------------      ------------

 Total liabilities and shareholders' equity                                        $ 97,173,587      $ 96,695,261
                                                                                   ============      ============

            See notes to condensed consolidated financial statements

                                 COMMUNITYCORP

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                               Nine Months Ended            Three Months Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                             2000           1999            2000           1999
                                                             -----          -----           -----          ----
Interest income:
Loans, including fees                                      $ 4,446,884     $ 3,841,315    $ 1,560,557   $ 1,317,761
Securities                                                   1,067,325         801,581        354,609       319,329
Other interest income                                           99,036         458,262          9,356       119,859
                                                           -----------     -----------      ---------     ---------
Total                                                        5,613,245       5,101,158      1,924,522     1,756,949
                                                           -----------     -----------      ---------     ---------

Interest expense:
Deposit accounts                                             2,557,191       2,345,570        903,741       789,070
Other interest expense                                          35,534          16,012         16,130         5,281
                                                           -----------     -----------      ---------     ---------
                                                             2,592,725       2,361,582        919,871       794,351
                                                           -----------     -----------      ---------     ---------

Net interest income                                          3,020,520       2,739,576      1,004,651       962,598

Provision for loan losses                                      230,000         250,000         75,000        70,000
                                                           -----------     -----------      ---------     ---------

Net interest income after provision for
  loan losses                                                2,790,520       2,489,576        929,651       892,598
                                                           -----------     -----------      ---------     ---------
Other operating income:
Service charges                                                315,803         308,134        103,595       110,595
Other income                                                    66,693          53,008         20,345        12,544
                                                           -----------     -----------      ---------     ---------
Total                                                          382,496         361,142        123,940       123,139
                                                           -----------     -----------      ---------     ---------

Other operating expenses:
Salaries and benefits                                          704,428         654,248        235,127       224,678
Net occupancy expense                                          101,075          93,401         34,148        33,056
Equipment expense                                              188,324         182,621         61,715        63,485
Other operating expenses                                       480,433         426,890        168,377       149,280
                                                           -----------     -----------      ---------     ---------
Total                                                        1,474,260       1,357,160        499,367       470,499
                                                           -----------     -----------      ---------     ---------

Income before taxes                                          1,698,756       1,493,558        554,224       545,238

Income tax provision                                           546,683         491,716        177,000       174,272
                                                           -----------     -----------      ---------     ---------

Net income                                                 $ 1,152,073     $ 1,001,842      $ 377,224     $ 370,966
                                                           ===========     ===========      =========     =========

Earnings per share:
Weighted average common shares outstanding                     283,879         297,608        283,697       296,094
                                                           ===========     ===========      =========     =========
Net income per common share                                $      4.06     $      3.37      $    1.33     $    1.25
                                                           ===========     ===========      =========     =========

           See notes to condensed consolidated financial statements.

                                 COMMUNITYCORP


   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
              Income for the nine months ended September 30, 2000
                                   (Unaudited)


                                                                    Accumulated
                                Common Stock                           Other
                            ---------------------     Capital      Comprehensive      Retained      Treasury
                            Shares      Amount        Surplus         Income          Earning        Stock          Total
                           --------   -----------   -----------     ------------      --------      -------         -----

 Balance,                   300,000   $ 1,500,000   $ 1,731,708     $ (295,119)     $  6,186,081   $ (317,931)   $ 8,804,739
  December 31, 1999

 Cash dividends
  declared -$.50 per
  share                                                                                (141,597)                   (141,597)

 Net income for the
  period                                                                               1,152,073                   1,152,073

 Other comprehensive
  income, net of taxes                                                   59,646                                       59,646
                                                                                                                 -----------
 Comprehensive
  income                                                                                                          1,092,427
                                                                                                                 -----------

 Purchase of
  Treasury Stock                                                                                     (396,180)     (396,180)
                           --------   -----------   -----------     -----------     ------------   -----------   -----------

 Balance,
  September 30, 2000        300,000   $ 1,500,000   $ 1,731,708     $ (235,473)     $  7,196,557   $ (714,111)   $ 9,478,681
                           ========   ===========   ===========     ===========     ============   ===========   ===========


            See notes to condensed consolidated fiancial statements.

                                 COMMUNITYCORP

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                              -------------
                                                                                          2000             1999
                                                                                          -----            ----
 Cash flows from operating activities:
 Net income                                                                              $ 1,152,073      $ 1,001,842
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation                                                                                124,452          136,417
 Provision for possible loan losses                                                          230,000          250,000
 Amortization less accretion on investments                                                   14,842            5,651
 Amortization of deferred loan costs                                                          57,859            9,081
 Gain on sale of premises and equipment                                                            -          (18,500)
 (Increase) decrease in interest receivable                                                  (84,945)        (186,409)
 Increase (decrease) in interest payable                                                     155,854          (15,642)
 (Increase) decrease in other assets                                                         (29,137)        (249,453)
 Increase (decrease) in other liabilities                                                    (33,487)         170,204
                                                                                         -----------     ------------
 Net cash provided by operating activities                                                 1,587,511        1,103,191
                                                                                         -----------     ------------

 Cash flows from investing activities:
 Net increase in loans to customers                                                       (7,214,291)      (5,974,597)
 Purchases of securities available-for-sale                                                 (800,000)     (10,408,731)
 Maturities of securities available-for-sale                                                 385,193        2,241,551
 Purchases of securities held-to-maturity                                                          -       (1,683,927)
 Maturities of securities held-to-maturity                                                   254,458          912,246
 Proceeds from disposal of premises and equipment                                                  -           18,500
 Purchases of premises and equipment                                                         (29,092)         (36,334)
                                                                                         -----------     ------------
 Net cash used by investing activities                                                    (7,403,732)     (14,931,292)
                                                                                         -----------     ------------

 Cash flows from financing activities:
 Net increase (decrease) in deposits accounts                                             (1,577,983)       6,807,354
 Increase in short-term borrowings                                                         1,260,000         (180,000)
 Dividends paid                                                                             (141,597)        (225,000)
 Purchase of treasury stock                                                                 (396,180)        (119,383)
                                                                                         -----------     ------------
 Net cash provided (used) by financing activities                                           (855,760)       6,282,971
                                                                                         -----------     ------------

 Net decrease in cash and cash equivalents                                                (6,671,981)      (7,545,130)

 Cash and cash equivalents, beginning of period                                           10,393,770       19,474,460
                                                                                         -----------     ------------

 Cash and cash equivalents, end of period                                                $ 3,721,789     $ 11,929,330
                                                                                         ===========     ============

 Cash paid during the period for:
 Income taxes                                                                            $   585,180     $    421,200
 Interest                                                                                $ 2,436,871     $  2,377,224

            See notes to condensed consolidated fiancial statements.

                                 COMMUNITYCORP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2000 and for the interim periods ended September 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 1999 Annual Report.

Note 2 - Comprehensive Income
-----------------------------

The components of other comprehensive income and related tax effects are as follows:

                                                                           Pre-tax        (Expense)      Net-of-tax
                                                                            Amount         Benefit         Amount
                                                                            ------         -------         ------

 For the Nine Months Ended September 30, 2000:
 Unrealized gains (losses) on securities available-for-sale               $   90,373     $  (30,727)     $   59,646
 Plus: reclassification adjustment for                                             -               -              -
  gains (losses) realized in net income
                                                                          ----------     ----------      ----------
 Net unrealized gains (losses) on securities                                  90,373        (30,727)         59,646
                                                                          ----------     -----------     ----------

 Other comprehensive income                                               $   90,373     $  (30,727)     $   59,646
                                                                          ==========     ===========     ==========

                                                                           Pre-tax        (Expense)      Net-of-tax
                                                                             Amount         Benefit         Amount
                                                                             ------         -------         ------
 For the Nine Months Ended September 30, 1999:
 Unrealized gains (losses) on securities available-for-sale               $(471,685)     $ 162,283      $ (309,402)
 Plus: reclassification adjustment for                                             -               -              -
  gains (losses) realized in net income
                                                                          ----------     -----------     ----------
 Net unrealized gains (losses) on securities                               (471,685)         162,283      (309,402)
                                                                          ----------     -----------     ----------

 Other comprehensive income                                               $(471,685)     $   162,283     $(309,402)
                                                                          ==========     ===========     ==========

                                                                           Pre-tax        (Expense)      Net-of-tax
                                                                           Amount         Benefit         Amount
                                                                           ------         -------         ------
 For the Three Months Ended September 30, 2000:
 Unrealized gains (losses) on securities available-for-sale               $ 204,815      $  (69,637)     $  135,178
 Plus: reclassification adjustment for                                             -              -               -
  gains (losses) realized in net income
                                                                          ----------     -----------     ----------
 Net unrealized gains (losses) on securities                                 204,815        (69,637)        135,178
                                                                          ----------     -----------     ----------

 Other comprehensive income                                               $  204,815     $  (69,637)     $  135,178
                                                                          ==========     ===========     ==========

                                 COMMUNITYCORP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Comprehensive Income - continued
-----------------------------


                                                                         Pre-tax        (Expense)      Net-of-tax
                                                                         Amount         Benefit         Amount
                                                                         ------         -------         ------
 For the Three Months Ended September 30, 1999:
 Unrealized gains (losses) on securities available-for-sale               $ (102,452)      $ 35,346       $ (67,106)
 Plus: reclassification adjustment for
  gains (losses) realized in net income                                           -              -               -
                                                                            ---------       -------         --------
 Net unrealized gains (losses) on securities                                (102,452)       35,346          (67,106)
                                                                            ---------       -------         --------

 Other comprehensive income                                               $ (102,452)     $ 35,346        $ (67,106)
                                                                          ===========     =========       ==========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                                 COMMUNITYCORP


Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

The following is a discussion of the Company's financial condition as of September 30, 2000 compared to December 31, 1999, and the results of operations for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations
---------------------

Net Interest Income
-------------------

For the nine months ended September 30, 2000, net interest income increased $280,944 or 10.26% over the same period in 1999. The net interest margin realized on earning assets increased from 4.23% for the nine months ended September 30, 1999 to 4.49% for the same period in 2000. The interest rate spread increased by 22 basis points from 3.63% at September 30, 1999 to 3.85% at September 30, 2000.

Net interest income increased from $962,598 for the quarter ending September 30, 1999 to $1,004,651 for the quarter ending September 30, 2000. This represents an increase of $42,053 or 4.37%. The net interest margin realized on earning assets increased from 4.33% for the quarter ended September 30, 1999 to 4.53% for the quarter ended September 30, 2000. The interest rate spread also increased by 15 basis points from 3.76% at September 30, 1999 to 3.91% at September 30, 2000.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2000, the provision charged to expense was $230,000. This was $20,000 less than for the comparable period in 1999. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2000 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.78% of total loans at September 30, 2000, as compared to 1.82% at September 30, 1999.

Noninterest Income
------------------

Noninterest income during the nine months ended September 30, 2000 was $382,496, an increase of $21,354 or 5.91% from the comparable period in 1999. The increase is primarily a result of an increase in service charges from $308,134 at September 30, 1999 to $315,803 at September 30, 2000. Other income also increased $13,685, or 25.82% to $66,693 for the nine months ended September 30, 2000.

For the quarter ended September 30, 2000, noninterest income increased $801 or 0.65% over the same period in 1999. This increase is primarily due to other income, which increased 62.19% from the quarter ended September 30, 1999 to the quarter ended September 30, 2000. Service charges decreased $7,000, or 6.33%, to $103,595 for the quarter ended September 30, 2000.

Noninterest Expense
-------------------

Total noninterest expense for the nine months ended September 30, 2000 was $1,474,260 or 8.63% higher than the nine months ended September 30, 1999. Salaries and employee benefits increased from $654,248 for the nine months ended September 30, 1999 to $704,428 for the nine months ended September 30, 2000. This increase is primarily attributable to annual pay raises. Other operating expenses increased $53,543 or 12.54% to $480,433 for the nine months ended September 30, 2000 when compared to the same period in 1999.

                                 COMMUNITYCORP

-------------------------------------------------------------------

Noninterest Expense - continued
-------------------

For the quarter ended September 30, 2000, noninterest expense increased $28,868 or 6.14% over the same period in 1999. The largest increase between the quarter ended September 30, 2000 and the quarter ended September 30, 1999 was in other operating expenses, which increased $19,097, or 12.79%, for the quarter ended September 30, 1999 to $168,377 for the quarter ended September 30, 2000. Salaries and benefits also increased from $224,678 for the quarter ended September 30, 1999 to $235,127 for the quarter ended September 30, 2000.

Income Taxes
------------

The income tax provision for the nine months ended September 30, 2000 was $546,683 as compared to $491,716 for the same period in 1999. This increase was primarily as a result of an increase in income before taxes. The effective tax rates were 32.18% and 32.92% for the nine months ended September 30, 2000 and September 30, 1999, respectively. The effective tax rates were 31.94% and 31.96% for the quarter ended September 30, 2000 and September 30, 1999, respectively.

Net Income
----------

The combination of the above factors resulted in net income for the nine months ended September 30, 2000 of $1,152,073 as compared to $1,001,842 for the same period in 1999. This represents an increase of $150,231 or 15.00% over the same period in 1999. Net income for the quarter ended September 30, 2000 was $6,258, or 1.69% higher than for the same period in 1999.

Assets and Liabilities
----------------------

During the first nine months of 2000, total assets increased $478,326 or 0.49% when compared to December 31, 1999. Cash and cash equivalents decreased $6,671,981 from December 31, 1999 primarily because of the reduction in federal funds sold and repurchase agreements of $4,670,000. The decrease in federal funds and repurchase agreements was offset by the growth of the loan portfolio, which increased by 11.49% or $6,853,851 to $66,516,866 at September 30, 2000
from $59,663,015 at December 31, 1999. Deposits also decreased by 1.82% or $1,577,983 from December 31, 1999 to $85,357,388 at September 30, 2000. The
primary reason for the decrease in deposits was due to the loss of municipal funds temporarily invested in interest-bearing accounts at the Bank.

Loans
-----

The demand for loans continued to increase in the Walterboro marketplace during the first nine months of 2000. Gross loans increased $6,853,851 or 11.49% during the period. Balances within the major loans receivable categories as of September 30, 2000 and December 31, 1999 are as follows:

                                                  September 30,     December 31,
                                                      2000             1999
                                                      -----            ----
 Commercial and industrial                         $ 44,937,612     $ 40,503,621
 Real estate                                          7,066,002        6,948,643
 Consumer                                            13,974,061       10,946,282
 Agricultural                                           184,195          152,013
 Other, net                                             354,996        1,112,456
                                                  -------------     ------------

                                                   $ 66,516,866     $ 59,663,015
                                                  =============     ============

                                 COMMUNITYCORP

-------------------------------------------------------------------

Risk Elements in the Loan Portfolio
-----------------------------------

The following is a summary of risk elements in the loan portfolio:



                                                                                         2000           1999
                                                                                         -----          ----
 Loans:   Nonaccrual loans                                                           $   1,358,434  $      760,443

 Accruing loans more than 90 days past due                                           $              $        8,000

 Loans identified by the internal review mechanism:

    Criticized                                                                       $              $      170,852

    Classified                                                                       $   2,048,076  $      708,598


Activity in the Allowance for Loan Losses is as follows:

                                                                                             September 30,
                                                                                            -------------
                                                                                         2000            1999
                                                                                        -----            ----
 Balance, January 1,                                                                   $ 1,086,980        $ 929,482
 Provision for loan losses for the period                                                  230,000          250,000
 Net loans (charged off) recovered for the period                                         (132,581)        (160,135)
                                                                                       -----------      -----------

 Balance, end of period                                                                $ 1,184,399      $ 1,019,347
                                                                                       ===========      ===========

 Gross loans outstanding, end of period                                                $66,516,866      $57,685,035

 Allowance for loan losses to loans outstanding                                              1.78%            1.77%

Deposits
--------

Total deposits decreased $1,577,983 or 1.82% from December 31, 1999. The largest change was a decrease in noninterest-bearing deposits. Noninterest-bearing deposits decreased $848,949 to $9,104,027 at September 30, 2000. Expressed in percentages, noninterest-bearing deposits decreased 8.53% and interest-bearing deposits decreased 0.95%.

Balances within the major deposit categories as of September 30, 2000 and December 31, 1999 are as follows:


                                                          September 30,      December 31,
                                                          -------------      ------------
                                                              2000              1999
                                                              -----             ----
 Noninterest-bearing demand deposits                     $   9,104,027      $  9,952,976
 Interest-bearing demand deposits                           12,751,309        16,234,134
 Savings deposits                                           19,208,013        19,238,515
 Certificates of deposit                                    44,294,039        41,509,746
                                                         -------------      ------------

                                                         $ 85,357,388       $ 86,935,371
                                                         =============      ============

                                 COMMUNITYCORP

-------------------------------------------------------------------

Liquidity
---------

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 76.54% at September 30, 2000 and 68.40% at December 31, 1999.

Securities available-for-sale, which totaled $19,257,022 at September 30, 2000, serves as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds. At September 30, 2000, unused lines of credit totaled $2,500,000.

Capital Resources
-----------------

Total shareholders' equity increased from $8,804,739 at December 31, 1999 to $9,478,681 at September 30, 2000. The increase of $673,942 is attributable to earnings for the period of $1,152,073 before the payment of $141,597 in dividends. Equity was negatively affected by the purchase of treasury stock of $396,180 during the period.

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

The following table summarizes the Company's risk-based capital at September 30, 2000:


 Shareholders' equity                                           $ 9,714,154
 Less: intangibles                                                        -
                                                                -----------
 Tier 1 capital                                                   9,714,154

 Plus: allowance for loan losses (1)                                864,253
                                                                -----------
 Total capital                                                  $10,578,407
                                                                ===========

 Risk-weighted assets                                           $69,140,278
                                                                ===========

 Risk based capital ratios
 Tier 1 capital (to risk-weighted assets)                             14.05%
 Total capital (to risk-weighted assets)                              15.30%
 Tier 1 capital (to total average assets)                             10.08%

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

                                 COMMUNITYCORP

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      Exhibits
          27.  Financial Data Schedule

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2000.

Items 1, 2, 3, 4, and 5 are not applicable.

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



                                  COMMUNITYCORP




                                     By:     /s/ W. ROGER CROOK
                                             -----------------------------------
                                             W. Roger Crook
                                             President & Chief Executive Officer



Date:  November 8, 2000              By:     /s/ GWEN P. BUNTON
                                             -----------------------------------
                                             Gwen P. Bunton
                                             Chief Financial Officer