Form 10-Q
period 2001-03-31
COMMUNITYCORP
filed 2001-05-14
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-Q

        X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -------
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition Period from _________to_________

                         Commission File Number 33-76644

                                  COMMUNITYCORP
             (Exact name of registrant as specified in its charter)

                        South Carolina                  57-1019001
               (State or other jurisdiction of       (I.R.S. Employer
                        incorporation)              Identification No.)

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

         Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000.............................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2001 and 2000.................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2001......................................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000.............6

         Notes to Condensed Consolidated Financial Statements.....................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................8-11

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K.........................................................................12

         (a) Exhibits............................................................................................12

         (b) Reports on Form 8-K.................................................................................12

                                 COMMUNITYCORP

                      Condensed Consolidated Balance Sheets

                                                                                           March 31,      December 31,
                                                                                          ----------------------------
                                                                                             2001              2000
                                                                                             -----             ----
 Assets:                                                                                 (Unaudited)
 Cash and cash equivalents:
 Cash and due from banks                                                                   $ 3,283,463      $ 5,215,660
 Federal funds sold and securities purchased under
  agreements to resell                                                                      27,415,000        3,610,000
                                                                                        --------------    -------------

 Total cash and cash equivalents                                                            30,698,463        8,825,660
                                                                                        --------------    -------------

 Investment securities:
 Securities available-for-sale                                                              11,927,417       18,866,657
 Nonmarketable equity securities                                                               330,800          330,375
 Securities held-to-maturity (estimated market value of
  $3,873,209 and $4,583,562 at March 31, 2001 and December 31,
  2000, respectively)                                                                        3,826,254        4,597,772
                                                                                        --------------    -------------
 Total investment securities                                                                16,084,471       23,794,804
                                                                                        --------------    -------------

 Loans receivable                                                                           68,898,427       67,794,723
 Less allowance for loan losses                                                             (1,176,963)      (1,173,832)
                                                                                        --------------    -------------
 Loans, net                                                                                 67,721,464       66,620,891

 Accrued interest receivable                                                                   837,097        1,076,924
 Premises, furniture & equipment, net                                                        2,113,665        2,160,046
 Other assets                                                                                  400,867          590,474
                                                                                        --------------    -------------

 Total assets                                                                           $  117,856,027    $ 103,068,799
                                                                                        ==============    =============

 Liabilities and Shareholders' Equity:
 Liabilities:
 Deposits:
 Noninterest-bearing                                                                       $ 8,384,149      $ 9,800,324
 Interest-bearing                                                                           97,728,621       81,997,468
                                                                                        --------------    -------------
                                                                                           106,112,770       91,797,792
 Short-term borrowings                                                                         540,000          530,000
 Accrued interest payable                                                                      872,250          735,659
 Other liabilities                                                                             179,310          125,492
                                                                                        --------------    -------------
 Total liabilities                                                                         107,704,330       93,188,943
                                                                                        --------------    -------------

 Shareholders' Equity:
 Preferred stock, $5 par value, 3,000,000 shares authorized                                          -                -
  and unissued
 Common stock, $5 par value, 3,000,000 shares authorized,                                    1,500,000        1,500,000
  300,000 shares issued and outstanding
 Capital surplus                                                                             1,731,708        1,731,708
 Accumulated other comprehensive income (loss)                                                  39,051          (71,480)
 Retained earnings                                                                           7,673,394        7,500,834
 Treasury stock (18,544 shares in 2001 and 18,294 shares in 2000)                             (792,456)        (781,206)
                                                                                        --------------    -------------
 Total shareholders' equity                                                                 10,151,697        9,879,856
                                                                                        --------------    -------------

 Total liabilities and shareholders' equity                                             $  117,856,027    $ 103,068,799
                                                                                        ==============    =============

            See notes to condensed consolidated financial statements

                                 COMMUNITYCORP

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                     2001            2000
                                                   ----------      ---------
Interest income:
Loans, including fees                             $ 1,592,434     $ 1,410,661
Securities                                            275,531         358,276
Other interest income                                 258,229          66,641
                                                   ----------      ----------
Total                                               2,126,194       1,835,578
                                                   ----------      ----------

Interest expense:
Deposit accounts                                    1,139,378         822,698
Other interest expense                                 18,740           2,919
                                                   ----------      ----------
                                                    1,158,118         825,617
                                                   ----------      ----------

Net interest income                                   968,076       1,009,961

Provision for loan losses                              62,000          75,000
                                                   ----------      ----------

Net interest income after provision for
  loan losses                                         906,076         934,961

Other operating income:
Service charges                                        78,402          80,941
Other income                                           48,792          43,649
                                                   ----------      ----------
Total                                                 127,194         124,590
                                                   ----------      ----------

Other operating expenses:
Salaries and benefits                                 272,057         222,123
Net occupancy expense                                  37,367          36,451
Equipment expense                                      60,722          60,309
Other operating expenses                              190,725         147,765
                                                   ----------      ----------
Total                                                 560,871         466,648
                                                   ----------      ----------

Income before taxes                                   472,399         592,903

Income tax provision                                  144,901         186,683
                                                   ----------      ----------

Net income                                         $  327,498      $  406,220
                                                   ==========      ==========

Earnings per share:
Weighted average common shares outstanding            281,692         284,261
                                                   ==========      ==========
Net income per common share                        $     1.16      $     1.43
                                                   ==========      ==========

            See notes to condensed consolidated financial statements

                                 COMMUNITYCORP

   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
                Income for the three months ended March 31, 2001
                                   (Unaudited)

                                Common Stock          Capital       Accumulated       Retained      Treasury
                                -------------
                                                                       Other
                                                                   Comprehensive
                            Shares      Amount        Surplus         Income          Earning        Stock         Total
                            -------     -------       --------        -------         --------       ------        -----
 Balance,                   300,000    $1,500,000    $1,731,708        $ (71,480)    $7,500,834      $(781,206)  $ 9,879,856
  December 31, 2000

 Cash dividends                                                                        (154,938)                   (154,938)
  declared -$.50 per
  share

 Net income for the                                                                     327,498                     327,498
  period

 Other comprehensive                                                     110,531                                    110,531
                                                                                                                    -------
  income, net of taxes

 Comprehensive                                                                                                      438,029
                                                                                                                    -------
  income

 Purchase of                                                                                           (11,250)     (11,250)
                            -------    ----------    ----------          --------    ----------      ---------  ------------
  Treasury Stock

 Balance,
  March 31, 2001            300,000    $1,500,000    $1,731,708         $ 39,051    $ 7,673,394     $ (792,456) $ 10,151,697
                            =======    ==========    ==========         ========    ===========     ==========  ============

            See notes to condensed consolidated financial statements

                                 COMMUNITYCORP

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended
                                                                             March 31,
                                                                             ---------
                                                                        2001             2000
                                                                  ------------      -----------
Cash flows from operating activities:
 Net income                                                          $ 327,498        $ 406,220
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                         46,967           45,107
   Provision for possible loan losses                                   62,000           75,000
   Amortization less accretion on investments                            3,882            4,654
   Amortization of deferred loan costs                                  19,983           13,760
   (Increase) decrease in interest receivable                          239,827           73,317
   Increase (decrease) in interest payable                             136,591           36,494
   (Increase) decrease in other assets                                 130,765          (39,384)
   Increase (decrease) in other liabilities                             53,818          134,316
                                                                  ------------      -----------
     Net cash provided by operating activities                       1,021,331          749,484
                                                                  ------------      -----------

Cash flows from investing activities:
   Net increase in loans to customers                               (1,182,556)      (3,093,908)
   Purchases of securities available-for-sale                       (2,899,531)        (800,000)
   Maturities of securities available-for-sale                      10,005,266          103,375
   Maturities of securities held-to-maturity                           770,089          191,449
   Purchases of premises and equipment                                    (586)          (8,811)
                                                                  ------------      -----------
     Net cash used by investing activities                           6,692,682        (3,607,895)
                                                                  ------------      -----------

Cash flows from financing activities:
   Net increase (decrease) in deposits accounts                     14,314,978          622,839
   Increase in short-term borrowings                                    10,000          (30,000)
   Dividends paid                                                     (154,938)        (141,962)
   Purchase of treasury stock                                          (11,250)        (396,180)
                                                                  ------------      -----------
     Net cash provided (used) by financing activities               14,158,790           54,697
                                                                  ------------      -----------

Net decrease in cash and cash equivalents                           21,872,803       (2,803,714)

Cash and cash equivalents, beginning of period                       8,825,660       10,393,770
                                                                  ------------      -----------

Cash and cash equivalents, end of period                          $ 30,698,463      $ 7,590,056
                                                                  ============      ===========

Cash paid during the period for:
   Income taxes                                                   $    191,088      $    28,205
   Interest                                                       $  1,021,527      $   789,123

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2001 and for the interim periods ended March 31, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 2000 Annual Report.


NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

The components of other comprehensive income and related tax effects are as follows:

                                                                     Pre-tax         (Expense)        Net-of-tax
                                                                      Amount          Benefit           Amount
                                                                 -------------    -------------    ------------
 For the Three Months Ended March 31, 2001:
 Unrealized gains (losses) on securities available-for-sale         $  168,948      $   (58,417)     $  110,531
 Plus: reclassification adjustment for
  gains (losses) realized in net income                                      -                -               -
                                                                 -------------    -------------    ------------
 Net unrealized gains (losses) on securities                           168,948          (58,417)        110,531
                                                                 -------------    -------------    ------------
    Other comprehensive income                                   $     168,948    $     (58,417)   $    110,531
                                                                 =============    =============    ============


                                                                     Pre-tax         (Expense)        Net-of-tax
                                                                      Amount          Benefit           Amount
                                                                 -------------    -------------    ------------
  For the Three Months Ended March 31, 2000:
  Unrealized gains (losses) on securities available-for-sale     $    (154,907)   $      53,433    $   (101,474)
  Plus: reclassification adjustment for
   gains (losses) realized in net income                                     -                -               -
                                                                 -------------    -------------    ------------
  Net unrealized gains (losses) on securities                         (154,907)          53,433        (101,474)
                                                                 -------------    -------------    ------------
     Other comprehensive income                                  $    (154,907)   $      53,433    $   (101,474)
                                                                 =============    =============    ============

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                                  COMMUNITYCORP

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

The following is a discussion of the Company's financial condition as of March 31, 2001 compared to December 31, 2000, and the results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.


Results of Operations
---------------------

Net Interest Income
-------------------

For the three months ended March 31, 2001, net interest income decreased $41,885, or 4.15%, as compared to the same period in 2000. Interest and fees on loans increased $181,773, or 12.89% to $1,592,434 for the three months ended March 31, 2001 as compared to the same period in 2000. However, interest on securities decreased $82,745 to $275,531 for the three months ended March 31, 2001 when compared to 2000. Interest expense increased $332,501 to $1,158,118 for the three months ended March 31, 2001. The net interest margin realized on earning assets decreased from 4.51% for the three months ended March 31, 2000 to 3.61% for the same period in 2001. The interest rate spread also decreased by 95 basis points from 3.91% at March 31, 2000 to 2.96% at March 31, 2001.


Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2001, the provision charged to expense was $62,000, as compared to $75,000 in the same period in 2000. The allowance for loan losses is 1.71% of total loans at March 31, 2001, as compared to 1.79% at March 31, 2000. Based on present information, management believes the allowance for loan losses is adequate at March 31, 2001 to meet presently known and inherent risks in the loan portfolio.


Noninterest Income
------------------

Noninterest income increased $2,604 to $127,194 for the three months ended March 31, 2001 from the comparable period in 2000. Other income, including miscellaneous banking fees, increased $5,143 or 11.78%, from March 31, 2000 to $48,792 for the three months ended March 31, 2001. Service charges on deposit accounts decreased 3.14% from March 31, 2000 to $78,402 for the same period in 2001.


Noninterest Expense
-------------------

Total noninterest expense for the three months ended March 31, 2001 was $560,871, or 20.19%, higher than the three months ended March 31, 2000. Salaries and employee benefits increased from $222,123 for the three months ended March 31, 2000 to $272,057 for the three months ended March 31, 2001. This increase is primarily attributable to annual pay raises. Other operating expenses increased $42,960, or 29.07%, to $190,725 for the three months ended March 31, 2001 when compared to the same period in 2000.

                                  COMMUNITYCORP

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

Income Taxes
------------

The income tax provision for the three months ended March 31, 2001 was $144,901 as compared to $186,683 for the same period in 2000. The decrease was primarily a result of a decrease in income before taxes. The effective tax rates were 30.67% and 31.49% at March 31, 2001 and 2000, respectively.

Net Income
----------

The combination of the above factors resulted in net income for the three months ended March 31, 2001 of $327,498 as compared to $406,220 for the same period in 2000. This represents a decrease of $78,722, or 19.38%, less than the same period in 2000. The decrease in net income is primarily attributable to a significant decrease in our interest rate spread from 3.91% for the three months ended March 31, 2000 to 2.96% for the same period in 2001. Other operating expenses also increased $94,223 to $560,871 for the three months ended March 31, 2001 when compared to the same period in 2000. This increase was primarily attributable to an increase in salaries and benefits and a writedown of $20,983 on other real estate owned.

Assets and Liabilities
----------------------

During the first three months of 2001, total assets increased $14,787,228, or 14.35%, when compared to December 31, 2000. Cash and cash equivalents increased $21,872,803 from December 31, 2000 primarily because of an increase of $23,805,000 in federal funds sold and repurchase agreements. Federal funds sold increased $17,805,000 from December 31, 2000 to $21,415,000 at March 31, 2001.
The increase was primarily a result of approximately $14,300,000 in funds received from a local municipality in a interest-bearing deposit and those funds invested in federal funds. This increase was also due to a number of securities available for sale being called and those funds being placed in federal funds until needed for loans or until the market is more acceptable for investment purchases. Total investment securities decreased $7,710,333 from December 31, 2000 to $16,084,471 at March 31, 2001. Loans increased $1,103,704, or 1.63%, to
$68,898,427 at March 31, 2001. Total deposits also increased by 15.59%, or $14,314,978, from December 31, 2000 to $106,112,770 at March 31, 2001. While
noninterest-bearing deposits decreased slightly, interest-bearing deposits increased $15,731,153 or 19.2% to $97,728,621 at March 31, 2001. This increase was largely the result of funds received from Charleston County totaling approximately $14,300,000. Those funds were deposited at the Bank on a temporary basis.

Loans
-----

The demand for loans remained stable in the Walterboro marketplace during the first three months of 2001. Gross loans increased $1,103,704, or 1.63%, during the period. Balances within the major loans receivable categories as of March 31, 2001 and December 31, 2000 are as follows:

                                        March 31,         December 31,
                                           2001               2000
                                     --------------    --------------
 Commercial and industrial           $   46,962,772    $   45,815,207
 Real estate                              6,763,698         6,665,664
 Consumer                                14,561,169        14,812,904
 Agricultural                               187,282           151,364
 Other, net                                 423,506           349,584
                                     --------------    --------------
                                     $   68,898,427    $   67,794,723
                                     ==============    ==============

                                  COMMUNITYCORP

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

Risk Elements in the Loan Portfolio
-----------------------------------

The following is a summary of risk elements in the loan portfolio:

                                                                      March 31,
                                                           -----------------------------
                                                                 2001             2000
                                                           -------------   -------------
 Loans:   Nonaccrual loans                                  $  1,096,532   $   1,020,349

 Accruing loans more than 90 days past due                  $      3,000   $           -

 Loans identified by the internal review mechanism:

    Criticized                                              $          -   $      75,431

    Classified                                              $  1,764,786   $     787,735

Activity in the Allowance for Loan Losses is as follows:

                                                                      March 31,
                                                           -----------------------------
                                                                 2001            2000
                                                           -------------   -------------
 Balance, January 1,                                       $   1,173,832   $   1,086,980
 Provision for loan losses for the period                         62,000          75,000
 Net loans (charged-off) recovered for the period                (58,869)        (38,280)
                                                           -------------   -------------

 Balance, end of period                                    $   1,176,963   $   1,123,700
                                                           =============   =============

 Gross loans outstanding, end of period                    $  68,898,427   $  62,704,883

 Allowance for loan losses to loans outstanding                     1.71%           1.79%


Deposits
--------

Total deposits increased $14,314,978, or 15.59%, from December 31, 2000. The largest change was an increase in interest bearing deposits. Interest bearing deposits increased $15,731,153 to $97,728,621 at March 31, 2001. Expressed in percentages, interest bearing deposits increased 19.18%. As discussed earlier, approximately $14,300,000 was received from Charleston County and placed in an interest bearing deposit account. We expect those specific deposits to be held at the Bank on a temporary basis.

Balances within the major deposit categories as of March 31, 2001 and December 31, 2000 are as follows:

                                            March 31,      December 31,
                                              2001             2000
                                          -------------   -------------
 Noninterest-bearing demand deposits      $   8,384,149   $   9,800,324
 Interest-bearing demand deposits            27,050,300      17,203,993
 Savings deposits                            19,907,141      15,548,984
 Certificates of deposit                     50,771,180      49,244,491
                                          -------------   -------------
                                           $106,112,770   $  91,797,792
                                           ============   =============

Liquidity
---------

                                  COMMUNITYCORP

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 64.60% at March 31, 2001 and 73.43% at December 31, 2000.

Securities available-for-sale, which totaled $11,927,417 at March 31, 2001, serves as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds. At March 31, 2001, unused lines of credit totaled $2,500,000.


Capital Resources
-----------------

Total shareholders equity increased from $9,879,856 at December 31, 2000 to $10,151,697 at March 31, 2001. The increase of $271,841 is attributable to earnings for the period of $327,498 before the payment of $154,938 in dividends. The increase was also attributable to an increase of $110,531 in the fair value of securities available-for-sale for the period. Equity was negatively affected by the purchase of treasury stock of $11,250 during the period.

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

The following table summarizes the Company's risk-based capital at March 31, 2001:

Shareholders' equity                                   $  10,112,646
 Less: intangibles                                                 -
                                                       -------------
 Tier 1 capital                                           10,112,646

 Plus: allowance for loan losses (1)                       1,050,739
 Total capital                                         $  11,163,385
                                                       =============

 Risk-weighted assets                                  $  84,059,148
                                                       =============

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                    12.03%
   Total capital (to risk-weighted assets)                     13.28%
   Tier 1 capital (to total average assets)                     8.88%

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

                                  COMMUNITYCORP
PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      Exhibits

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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



                                  COMMUNITYCORP




                                  By:   /s/ W. ROGER CROOK
                                        -----------------------------------
                                        W. Roger Crook
                                        President & Chief Executive Officer



Date:         May 11, 2001        By:   /s/ GWEN P. BUNTON
       -----------------------          -----------------------------------
                                        Gwen P. Bunton
                                        Chief Financial Officer