Form 10-Q
period 2001-06-30
COMMUNITYCORP
filed 2001-08-13
CIK 1020347

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   ------
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                      OR

   _______      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the Transition Period from _________to_________

                        Commission File Number 33-76644

                                 COMMUNITYCORP
            (Exact name of registrant as specified in its charter)

South Carolina                                               57-1019001
(State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                       Identification No.)

                          1100 N. Jefferies Boulevard
                             Walterboro, SC 29488
                            (Address of principal
                         executive offices, including
                                   zip code)


                                (843) 549-2265
             (Registrant's telephone number, including area code)
           _________________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X    NO ____
                                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       300,000 shares of common stock, $5 par value, as of August 1, 2001

                                  PAGE 1 OF 1
                            EXHIBIT INDEX ON PAGE 2

                                 COMMUNITYCORP

                                     Index


PART I. FINANCIAL INFORMATION                                                                   Page No.
-----------------------------
Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000................     3

     Condensed Consolidated Statements of Income -
       Six months ended June 30, 2001 and 2000 and three months ended June 30, 2001 and 2000....     4

     Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
       Six months ended June 30, 2001...........................................................     5

     Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and 2000..     6

     Notes to Condensed Consolidated Financial Statements.......................................   7-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...  9-12

PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders.....................................    13

Item 6. Exhibits and Reports on Form 8-K........................................................    13

     (a) Exhibits...............................................................................    13

     (b) Reports on Form 8-K....................................................................    13


                                 COMMUNITYCORP
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                                                June 30,        December 31,
                                                                                                  2001              2000
                                                                                            --------------    --------------
 Assets:
 Cash and cash equivalents:
   Cash and due from banks                                                                   $  2,777,162      $   5,215,660
   Federal funds sold and securities purchased under agreements to resell                      19,952,000          3,610,000
                                                                                            --------------    --------------
 Total cash and cash equivalents                                                               22,729,162          8,825,660
                                                                                            --------------    --------------

 Investment securities:
 Securities available-for-sale                                                                   9,422,239        18,866,657
 Nonmarketable equity securities                                                                   330,375           330,375
 Securities held-to-maturity (estimated market value of $3,853,312 and
  $4,583,562 at June 30, 2001 and December 31, 2000, respectively)                               3,814,054         4,597,772
                                                                                            ---------------   --------------
 Total investment securities                                                                    13,566,668        23,794,804
                                                                                            --------------    --------------

 Loans receivable                                                                               70,017,501        67,794,723
    Less allowance for loan losses                                                              (1,224,666)       (1,173,832)
                                                                                            --------------    --------------
      Loans, net                                                                                68,792,835        66,620,891

 Accrued interest receivable                                                                       920,581         1,076,924
 Premises, furniture & equipment, net                                                            2,075,848         2,160,046
 Other assets                                                                                      449,268           590,474
                                                                                            --------------    --------------
     Total assets                                                                            $ 108,534,362     $ 103,068,799
                                                                                            ==============    ==============

 Liabilities and Shareholders' Equity:
 Liabilities:
 Deposits:
   Noninterest-bearing                                                                        $  8,516,206      $  9,800,324
   Interest-bearing                                                                             87,951,664        81,997,468
                                                                                            --------------     -------------
                                                                                                96,467,870        91,797,792
 Short-term borrowings                                                                             610,000           530,000
 Accrued interest payable                                                                          926,897           735,659
 Other liabilities                                                                                 136,135           125,492
                                                                                           ----------------  ---------------
     Total liabilities                                                                          98,140,902        93,188,943
                                                                                           ---------------   ---------------

 Shareholders' Equity:
 Preferred stock, $5 par value, 3,000,000 shares authorized and unissued
                                                                                                         -                 -
 Common stock, $5 par value, 3,000,000 shares authorized, 300,000                                1,500,000         1,500,000
  shares issued and outstanding
 Capital surplus                                                                                 1,731,708         1,731,708
 Accumulated other comprehensive income (loss)                                                      50,945           (71,480)
 Retained earnings                                                                               7,973,013         7,500,834
 Treasury stock (20,094 shares in 2001 and 18,294 shares in 2000)                                 (862,206)         (781,206)
                                                                                            ---------------   ---------------
     Total shareholders' equity                                                                 10,393,460         9,879,856
                                                                                            --------------    --------------

     Total liabilities and shareholders' equity                                              $108,534,362      $ 103,068,799
                                                                                            =============     ==============

           See notes to condensed consolidated financial statements

                                 COMMUNITYCORP
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                     Six Months Ended June 30,      Three Months Ended June 30,
                                                                    --------------------------    ------------------------------
                                                                        2001            2000         2001             2000
                                                                    ------------  -------------   ----------    -------------
Interest income:
     Loans, including fees                                         $   3,206,320  $   2,886,327  $ 1,613,886    $   1,475,666
     Securities                                                          456,445        712,716      180,914          354,439
     Other interest income                                               479,212         89,680      220,983           23,039
                                                                    ------------  -------------   ----------    -------------
        Total                                                          4,141,977      3,688,723    2,015,783        1,853,144
                                                                    ------------  -------------   ----------    -------------
Interest expense:
     Deposit accounts                                                  2,187,654      1,653,450    1,048,276          830,752
     Other interest expense                                               12,475         19,404        5,735           16,484
                                                                    ------------  -------------   ----------    -------------
                                                                       2,200,129      1,672,854    1,054,011          847,236
                                                                    ------------  -------------   ----------    -------------

Net interest income                                                    1,941,848      2,015,869      961,772        1,005,908

Provision for loan losses                                                142,000        155,000       80,000           80,000
                                                                    ------------  -------------   ----------    -------------

Net interest income after provision for loan losses                    1,799,848      1,860,869      881,772          925,908
                                                                    ------------  -------------   ----------    -------------
Other operating income:
     Service charges                                                     155,064        172,290       76,662           91,349
     Other income                                                         67,200         62,266       30,408           30,617
                                                                    ------------  -------------   ----------    -------------
        Total                                                            222,264        234,556      107,070          121,966
                                                                    ------------  -------------   ----------    -------------
Other operating expenses:
   Salaries and benefits                                                 538,979        469,301      266,922          247,178
   Net occupancy expense                                                  74,116         66,927       36,749           30,476
   Equipment expense                                                     127,930        126,609       67,208           66,300
   Other operating expenses                                              372,069        288,056      181,344          152,291
                                                                    ------------  -------------   ----------    -------------
        Total                                                          1,113,094        950,893      552,223          496,245
                                                                    ------------  -------------   ----------    -------------
Income before taxes                                                      909,018      1,144,532      436,619          551,629

Income tax provision                                                     281,901        369,683      137,000          183,000
                                                                    ------------  -------------   ----------    -------------
Net income                                                         $     627,117  $     774,849  $   299,619     $    368,629
                                                                    ------------  -------------   ----------    -------------
Earnings per share:
   Weighted average common shares outstanding                            281,212        283,971      280,737          283,681
                                                                    ------------  -------------   ----------    -------------
     Net income per common share                                   $        2.23  $        2.73  $      1.07    $        1.30
                                                                    ------------  -------------   ----------    -------------

           See notes to condensed consolidated financial statements

                                 COMMUNITYCORP
  Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
                 Income for the six months ended June 30, 2001
                                  (Unaudited)

                                                                        Accumulated
                                                                          Other
                                 Common Stock             Capital     Comprehensive      Retained        Treasury
                              ---------------------
                              Shares       Amount         Surplus        Income          Earnings          Stock         Total
                              ---------------------   -----------    --------------    -----------     ------------- -------------
Balance,
   December 31, 2000         300,000    $ 1,500,000   $ 1,731,708     $  (71,480)      $ 7,500,834     $  (781,206)  $  9,879,856

Cash dividends
   declared -    $.50 per
   share                                                                                  (154,938)                      (154,938)

Net income for the
   period                                                                                  627,117                        627,117

Other comprehensive
   income, net of taxes                                                  122,425                                          122,425
                                                                                                                     ------------
Comprehensive
   income                                                                                                                 749,542
                                                                                                                     ------------
Purchase of
   Treasury Stock                                                                                           (81,000)      (81,000)
                           ---------    -----------   ------------    ----------       ------------    ------------  ------------
Balance,
June 30, 2001                300,000    $ 1,500,000   $  1,731,708    $   50,945       $  7,973,013    $   (862,206) $ 10,393,460
                           =========    ===========   ============    ==========       ============    ============  ============

           See notes to condensed consolidated financial statements

                                 COMMUNITYCORP
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                       2001               2000
                                                                                       ----               ----
Cash flows from operating activities:
     Net income                                                                 $    627,117         $    774,849
     Adjustments to reconcile net income to
        net cash provided by operating activities:
     Depreciation                                                                     96,214               90,214
     Provision for possible loan losses                                              142,000              155,000
     Amortization less accretion on investments                                        7,764               10,352
     Amortization of deferred loan costs                                              39,738               38,703
     (Increase) decrease in interest receivable                                      156,343              (33,563)
     Increase (decrease) in interest payable                                         191,238               50,619
     (Increase) decrease in other assets                                              76,830              (45,709)
     Increase (decrease) in other liabilities                                         10,644              (43,582)
                                                                                ------------         ------------
          Net cash provided by operating activities                                1,347,888              996,883
                                                                                ------------         ------------
Cash flows from investing activities:
     Net increase in loans to customers                                           (2,353,685)          (5,307,915)
     Purchases of securities available-for-sale                                   (6,499,531)            (800,000)
     Maturities of securities available-for-sale                                  16,126,100              327,502
     Maturities of securities held-to-maturity                                       780,606              224,495
     Purchases of premises and equipment                                             (12,016)             (28,487)
                                                                                ------------         ------------
          Net cash provided (used) by investing activities                         8,041,474           (5,584,405)
                                                                                ------------         ------------
Cash flows from financing activities:
     Net increase(decrease) in deposits accounts                                   4,670,078           (4,439,217)
     Increase in short-term borrowings                                                80,000            2,600,000
     Dividends paid                                                                 (154,938)            (141,597)
     Purchase of treasury stock                                                      (81,000)            (373,680)
                                                                                ------------         ------------
          Net cash provided (used) by financing activities                         4,514,140           (2,354,494)
                                                                                ------------         ------------
Net increase (decrease) in cash and cash equivalents                              13,903,502           (6,942,016)

Cash and cash equivalents, beginning of period                                     8,825,660           10,393,770
                                                                                ------------         ------------
Cash and cash equivalents, end of period                                        $ 22,729,162         $  3,451,754
                                                                                ============         ============
Cash paid during the period for:
     Income taxes                                                               $    313,588         $    245,000
     Interest                                                                   $  2,008,891         $  1,622,235

           See notes to condensed consolidated financial statements

                                 COMMUNITYCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2001 and for the interim periods ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 2000 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

The components of other comprehensive income and related tax effects are as follows:

                                                                      Pre-tax       (Expense)      Net-of-tax
                                                                      Amount         Benefit         Amount
                                                                      --------      ---------      ----------
For the Six Months Ended June 30, 2001:
 Unrealized gains (losses) on securities available-for-sale          $ 186,801       $(64,376)      $ 122,425
 Plus: reclassification adjustment for
  gains (losses) realized in net income                                      -              -               -
                                                                     ---------       --------       ---------
 Net unrealized gains (losses) on securities                           186,801        (64,376)        122,425
                                                                     ---------       --------       ---------

   Other comprehensive income                                        $ 186,801       $(64,376)      $ 122,425
                                                                     =========       ========       =========


                                                                      Pre-tax       (Expense)      Net-of-tax
                                                                      Amount         Benefit         Amount
                                                                      --------      ---------      ----------

 For the Six Months Ended June 30, 2000:
 Unrealized gains (losses) on securities available-for-sale          $(115,316)      $ 39,784       $ (75,532)
 Plus: reclassification adjustment for
  gains (losses) realized in net income                                      -              -               -
                                                                     ---------       --------       ---------
 Net unrealized gains (losses) on securities                          (115,316)        39,784         (75,532)
                                                                     ---------       --------       ---------

   Other comprehensive income                                        $(115,316)      $ 39,784       $( 75,532)
                                                                     =========       ========       =========

                                 COMMUNITYCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 2 - COMPREHENSIVE INCOME - continued
-----------------------------

                                                                               Pre-tax             (Expense)          Net-of-tax
                                                                               Amount               Benefit            Amount
                                                                              --------             ---------          -----------
For the Three Months Ended June 30, 2001:
 Unrealized gains (losses) on securities available-for-sale                     $17,854             $(5,960)            $11,894
 Plus: reclassification adjustment for
  gains (losses) realized in net income                                               -                   -                   -
                                                                                -------             -------             -------
 Net unrealized gains (losses) on securities                                     17,854              (5,960)             11,894
                                                                                -------             -------             -------
   Other comprehensive income                                                   $17,854             $(5,960)            $11,894
                                                                                =======             =======             =======


                                                                               Pre-tax             (Expense)          Net-of-tax
                                                                               Amount               Benefit            Amount
                                                                              --------             ---------          -----------
For the Three Months Ended June 30, 2000:
 Unrealized gains (losses) on securities available-for-sale                     $39,591           $(13,659)            $25,932
 Plus: reclassification adjustment for                                                -                  -                   -
  gains (losses) realized in net income                                         -------           --------             -------

 Net unrealized gains (losses) on securities                                     39,591            (13,659)             25,932
                                                                                -------           --------             -------

   Other comprehensive income                                                   $39,591           $(13,659)            $25,932
                                                                                =======           ========             =======

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                                 COMMUNITYCORP

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

The following is a discussion of the Company's financial condition as of June 30, 2001 compared to December 31, 2000, and the results of operations for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations
---------------------

Net Interest Income

For the six months ended June 30, 2001, net interest income decreased $74,021, or 3.67%, as compared to the same period in 2000. Interest and fees on loans increased $319,993, or 11.09% to $3,206,320 for the six months ended June 30, 2001 as compared to the same period in 2000. Other interest income, which includes interest on federal funds sold, increased $389,532 or 434.36% to $479,212 for the six months ended June 30, 2001 when compared to the same period in 2000. However, interest income on securities decreased $256,271 to $456,445 for the six months ended June 30, 2001 when compared to the same six months ended June 30, 2000. Interest expense increased $527,275 to $2,200,129 for the six months ended June 30, 2001 when compared to the same period in 2000. The net interest margin realized on earning assets decreased from 4.53% for the six months ended June 30, 2000 to 3.71% for the same period in 2001. The interest rate spread also decreased by 87 basis points from 3.89% at June 30, 2000 to 3.02% at June 30, 2001.

Net interest income decreased $44,136 or 4.39% to $961,772 for the quarter ended June 30, 2001 when compared to the same quarter ended June 30, 2000. Interest on loans and fees increased $138,220 or 9.37% to $1,613,886 for the quarter ended June 30, 2001 when compared to the same period in 2000. Other interest income increased $197,944 from $23,039 for the quarter ended June 30, 2000 to $220,983 for the quarter ended June 30, 2001. The interest income on securities for the quarter ending June 30, 2001 decreased $173,525 to $180,914 when compared to the same period in 2000. Interest expense on deposits increased 26.18% to $1,048,276 for the quarter ended June 30, 2001 when compared to the same period in 2000. The net interest margin realized on earning assets decreased from 4.50% for the quarter ended June 30, 2000 to 3.73% for the quarter ended June 30, 2001. The interest rate spread also decreased from 3.86% for the quarter ended June 30, 2000 to 3.00% for the same period in 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2001, the provision charged to expense was $142,000. This was $13,000 less than for the comparable period in 2000. Based on present information, management believes the allowance for loan losses is adequate at June 30, 2001 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.75% of total loans at June 30, 2001, as compared to 1.77% at June 30, 2000.

Noninterest Income

Noninterest income during the six months ended June 30, 2001 was $222,264, a decrease of $12,292 or 5.24% from the comparable period in 2000. Service charges on deposit accounts decreased $17,226 from the period ended June 30, 2000 to $155,064 for the period ended June 30, 2001. The decrease is partially attributable to a shift in deposit accounts from interest bearing checking accounts to savings and certificate of deposit accounts, which typically have fewer service charges. Other income increased 7.92% to $67,200 for the six months ended June 30, 2001 when compared to the same period ended June 30, 2000.

For the quarter ended June 30, 2001, noninterest income decreased $14,896 or 12.21% over the same period in 2000. This decrease is primarily due to service charges, which decreased 16.08% from the quarter ended June 30, 2000 to $76,662 for the quarter ended June 30, 2001. Service charges decreased during the quarter due to the shift in deposits as discussed above.

                                 COMMUNITYCORP

-------------------------------------------------------------------

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2001 was $1,113,094 or 17.06% higher than the six months ended June 30, 2000. Salaries and employee benefits increased from $469,301 for the six months ended June 30, 2000 to $538,979 for the six months ended June 30, 2001. This increase is primarily attributable to annual pay raises and the addition of several full time employees. One employee was hired to staff the new Forest Hills branch which opened earlier in the year. Other operating expenses increased $84,013 or 29.17% to $372,069 for the six months ended June 30, 2001 when compared to the same period in 2000. Other operating expenses during the period included a writedown of $20,983 on the disposal of other real estate owned. Also included in other operating expenses were approximately $7,000 in expenses associated with the Bank's master money cards.

For the quarter ended June 30, 2001, noninterest expense increased $55,978 or 11.28% over the same period in 2000. This increase was largely attributable to the increase of other operating expenses of $29,053 or 19.08% to $181,344 for the quarter ended June 30, 2001 when compared to the quarter ended June 30, 2000. Salaries and employee benefits also increased $19,744 or 7.99% to $266,922 during the same comparable period for the quarter ended June 30, 2001.

Income Taxes

The income tax provision for the six months ended June 30, 2001 was $281,901 as compared to $369,683 for the same period in 2000. This decrease was primarily a result of a decrease in income before taxes. The effective tax rates were 31.01% and 32.30% for the six months ended June 30, 2001 and June 30, 2000, respectively. The effective tax rates were 31.38% and 33.17% for the quarter ended June 30, 2001 and June 30, 2000, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2001 of $627,117 as compared to $774,849 for the same period in 2000. This represents a decrease of $147,732 or 19.07% over the same period in 2000. Net income for the quarter ended June 30, 2001 was $299,619, or 18.72% lower than for the same period in 2000. The decrease in net interest income and increase in noninterest expenses resulted in the decrease in both the six months and quarterly period.

Assets and Liabilities

During the first six months of 2001, total assets increased $5,465,563, or 5.30%, when compared to December 31, 2000. Cash and cash equivalents increased $13,903,502 from December 31, 2000 primarily because of an increase of $16,342,000 in federal funds sold and repurchase agreements. This increase was primarily a result of a number of securities available for sale being called and those funds being placed in federal funds until needed for loans or until the market is more acceptable for investment purchases. Total investment securities decreased $10,228,136 from December 31, 2000 to $13,566,668 at June 30, 2001.
Loans increased $2,222,778, or 3.28%, to $70,017,501 at June 30, 2001.  Total
deposits also increased by 5.09%, or $4,670,078, from December 31, 2000 to $96,467,870 at June 30, 2001. While noninterest-bearing deposits decreased 13.10% from December 31, 2000 to $8,516,206, interest-bearing deposits increased $5,954,196 or 7.26% to $87,951,664 at June 30, 2001. This increase was attributable to additional funds received from Colleton County and to normal growth of the Bank.

Loans

The demand for loans continued to increase in the Walterboro marketplace during the first six months of 2001. Gross loans increased $2,222,778 or 3.28% during the period. Balances within the major loans receivable categories as of June 30, 2001 and December 31, 2000 are as follows:

                                                                                          June 30,               December 31,
                                                                                           2001                      2000
                                                                                        -----------               -----------
 Commercial and industrial                                                              $47,891,272               $45,815,207
 Real estate                                                                              6,047,018                 6,665,664
 Consumer                                                                                15,371,167                14,812,904
 Agricultural                                                                               196,789                   151,364
 Other, net                                                                                 511,255                   349,584
                                                                                        -----------               -----------
                                                                                        $70,017,501               $67,794,723
                                                                                        ===========               ===========

Item 2. Management's Discussion And Analysis Of Financial Condition - continued
-------------------------------------------------------------------

Risk Elements in the Loan Portfolio
-----------------------------------

                                 COMMUNITYCORP

The following is a summary of risk elements in the loan portfolio:

                                                                                          June 30,                  December 31,
                                                                                           2001                        2000
                                                                                       ------------                 -----------
 Loans:   Nonaccrual loans                                                              $1,545,215                  $1,020,349

 Accruing loans more than 90 days past due                                              $    8,000                  $        -

 Loans identified by the internal review mechanism:

    Criticized                                                                          $        -                  $  175,431

    Classified                                                                          $1,632,042                  $  787,735

Activity in the Allowance for Loan Losses is as follows:

                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                           2001                        2000
 Balance, January 1,                                                                    $ 1,173,832                 $ 1,086,980
 Provision for loan losses for the period                                                   142,000                     155,000
 Net loans (charged-off) recovered for the period                                           (91,166)                    (99,941)
                                                                                        -----------                 -----------

 Balance, end of period                                                                 $ 1,224,666                 $ 1,142,039
                                                                                        ===========                 ===========

 Gross loans outstanding, end of period                                                 $70,017,501                 $64,662,286

 Allowance for loan losses to loans outstanding                                                1.75%                       1.77%


Deposits
--------

Total deposits increased $4,670,078 or 5.09% from December 31, 2000. The largest change was an increase in interest-bearing deposits. Interest-bearing deposits increased $5,954,196 to $87,951,664 at June 30, 2001. Expressed in percentages, interest-bearing deposits increased 7.26%. The decrease in interest-bearing demand deposits was partially attributable to the withdrawal of certain Charleston County funds. Colleton County subsequently deposited approximately $3,000,000 into savings accounts and approximately $7,000,000 in certificates of deposit which were still on deposit at June 30, 2001.

Balances within the major deposit categories as of June 30, 2001 and December 31, 2000 are as follows:

                                                                                           June 30,                December 31,
                                                                                             2001                       2000
                                                                                         -----------                -----------
 Noninterest-bearing demand deposits                                                     $ 8,516,206                $ 9,800,324
 Interest-bearing demand deposits                                                         13,404,223                 17,203,993
 Savings deposits                                                                         21,421,214                 15,548,984
 Certificates of deposit                                                                  53,126,227                 49,244,491
                                                                                         -----------                -----------

                                                                                         $96,467,870                $91,797,792
                                                                                         ===========                ===========

                                 COMMUNITYCORP

-------------------------------------------------------------------

Liquidity
---------

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 72.13% at June 30, 2001 and 73.43% at December 31, 2000.

Securities available-for-sale, which totaled $9,422,239 at June 30, 2001, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds. At June 30, 2001, unused lines of credit totaled $2,500,000.

Capital Resources
-----------------

Total shareholders' equity increased from $9,879,856 at December 31, 2000 to $10,393,460 at June 30, 2001. The increase of $513,604 is attributable to earnings for the period of $627,117. The increase was also attributable to an increase of $122,425 in the fair value for securities available for sale for the period. Equity was negatively affected by the purchase of treasury stock of $81,000 during the period.

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

The following table summarizes the Company's risk-based capital at June 30, 2001:

Shareholders' equity                                                                                            $10,342,515
 Less: intangibles                                                                                                        -
                                                                                                                -----------
 Tier 1 capital                                                                                                  10,342,515
                                                                                                                -----------

 Plus: allowance for loan losses (1)                                                                                931,074
                                                                                                                -----------
 Total capital                                                                                                  $11,273,589
                                                                                                                ===========

 Risk-weighted assets                                                                                           $74,485,913
                                                                                                                ===========

 Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets)                                                                            13.89%
  Total capital (to risk-weighted assets)                                                                             15.14%
  Tier 1 capital (to total average assets)                                                                             9.47%

 (1) limited to 1.25% of risk-weighted assets


Regulatory Matters
------------------

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

                                 COMMUNITYCORP

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

On April 24, 2001, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing three directors for three-year terms, and (b) ratifying the appointment of Tourville, Simpson and Caskey, L.L.P., as the Company's independent auditors for the fiscal year ending December 31, 2001.

The nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company with 222,165 shareholders voting for the nominees out of a total 300,000 outstanding shareholders. There were no abstention votes or no votes against their election.

Tourville, Simpson and Caskey, L.L.P. also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 300,000 outstanding shareholders of the Company, 222,165 shareholders voted for their selection as independent auditors. There were no abstention or no votes against their selection as auditors.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

Items 1, 2, 3, and 5 are not applicable.

                                 COMMUNITYCORP

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 COMMUNITYCORP



                                    By:    /s/ W. ROGER CROOK
                                           ------------------
                                             W. Roger Crook
                                             President & Chief Executive Officer



Date:  August 9, 2001               By:    /s/ GWEN P. BUNTON
                                           ------------------
                                             Gwen P. Bunton
                                             Chief Financial Officer