Form 10-Q
period 2001-09-30
COMMUNITYCORP
filed 2001-11-05
CIK 1020347

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                           FORM 10-Q

     X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   -----
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 2001

                                    OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   _____
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                 (843) 549-2265
              (Registrant's telephone number, including area code)
                ________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X    NO ___
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

      300,000 shares of common stock, $5 par value, as of October 31, 2001

                                  PAGE 1 OF 15
                             EXHIBIT INDEX ON PAGE 2

                                  COMMUNITYCORP

                                      Index

PART I.  FINANCIAL INFORMATION                                                                                 Page No.
------------------------------
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000 ..................         3

         Condensed Consolidated Statements of Income - Nine months ended
           September 30, 2001 and 2000 and Three months ended September 30, 2001 and 2000 ..................         4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2001 ............................................................         5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000 ...         6

         Notes to Condensed Consolidated Financial Statements ..............................................       7-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..............      9-13

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K ...................................................................        14

         (a) Exhibits ......................................................................................        14

         (b) Reports on Form 8-K ...........................................................................        14

                                 COMMUNITYCORP

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                           September 30,     December 31,
                                                                               2001             2000
                                                                           -------------    -------------
Assets:
   Cash and cash equivalents:
     Cash and due from banks                                               $   3,956,265    $   5,215,660
     Federal funds sold and securities purchased under
     agreements to resell                                                     17,934,000        3,610,000
                                                                           -------------    -------------
        Total cash and cash equivalents                                       21,890,265        8,825,660
                                                                           -------------    -------------

   Securities available-for-sale                                              11,236,411       18,866,657
   Nonmarketable equity securities                                               330,375          330,375
   Securities held-to-maturity (estimated market value of $3,722,221 and
   $4,583,562 at September 30, 2001
   and December 31, 2000, respectively)                                        3,634,685        4,597,772
                                                                           -------------    -------------
        Total investment securities                                           15,201,471       23,794,804
                                                                           -------------    -------------

   Loans receivable                                                           69,288,742       67,794,723
   Less allowance for loan losses                                             (1,222,638)      (1,173,832)
                                                                           -------------    -------------
        Loans, net                                                            68,066,104       66,620,891

   Accrued interest receivable                                                   893,986        1,076,924
   Premises, furniture & equipment, net                                        2,030,782        2,160,046
   Other assets                                                                  458,825          590,474
                                                                           -------------    -------------
          Total assets                                                     $ 108,541,433    $ 103,068,799
                                                                           =============    =============

Liabilities and Shareholders' Equity:
Liabilities:
   Deposits:
     Noninterest-bearing                                                   $   8,717,732    $   9,800,324
     Interest-bearing                                                         87,733,042       81,997,468
                                                                           -------------    -------------
                                                                              96,450,774       91,797,792
Short-term borrowings                                                            380,000          530,000
Accrued interest payable                                                         771,897          735,659
Other liabilities                                                                169,190          125,492
                                                                           -------------    -------------
     Total liabilities                                                        97,771,861       93,188,943
                                                                           -------------    -------------
Shareholders' Equity:
   Preferred stock, $5 par value, 3,000,000 shares authorized
   and unissued                                                                       --               --
   Common stock, $5 par value, 3,000,000 shares authorized,
   300,000 shares issued and outstanding                                       1,500,000        1,500,000
   Capital surplus                                                             1,731,708        1,731,708
   Accumulated other comprehensive income (loss)                                 100,897          (71,480)
   Retained earnings                                                           8,308,173        7,500,834
   Treasury stock (20,294 shares in 2001
   and 18,294 shares in 2000)                                                   (871,206)        (781,206)
                                                                           -------------    -------------
     Total shareholders' equity                                               10,769,572        9,879,856
                                                                           -------------    -------------
     Total liabilities and shareholders' equity                            $ 108,541,433    $ 103,068,799
                                                                           =============    =============

            See notes to condensed consolidated financial statements

                                 COMMUNITYCORP
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                    Nine Months Ended         Three Months Ended
                                                                      September 30,             September 30,
                                                                 -----------------------   -----------------------
                                                                    2001         2000         2001         2000
                                                                 ----------   ----------   ----------   ----------
Interest income:
   Loans, including fees                                         $4,813,491   $4,446,884   $1,607,171   $1,560,557
   Securities                                                       619,965    1,067,325      163,520      354,609
   Other interest income                                            649,616       99,036      170,404        9,356
                                                                 ----------   ----------   ----------   ----------
     Total                                                        6,083,072    5,613,245    1,941,095    1,924,522
                                                                 ----------   ----------   ----------   ----------

Interest expense:
   Deposit accounts                                               3,168,829    2,557,191      981,175      903,741
   Other interest expense                                            16,374       35,534        3,899       16,130
                                                                 ----------   ----------   ----------   ----------
                                                                  3,185,203    2,592,725      985,074      919,871
                                                                 ----------   ----------   ----------   ----------

Net interest income                                               2,897,869    3,020,520      956,021    1,004,651

Provision for loan losses                                           192,000      230,000       50,000       75,000
                                                                 ----------   ----------   ----------   ----------

Net interest income after provision for loan losses               2,705,869    2,790,520      906,021      929,651
                                                                 ----------   ----------   ----------   ----------

Other operating income:
   Service charges                                                  255,768      254,497      100,704      103,595
   Other income                                                      96,782       91,999       29,582       20,345
                                                                 ----------   ----------   ----------   ----------
     Total                                                          352,550      346,496      130,286      123,940
                                                                 ----------   ----------   ----------   ----------

Other operating expenses:
   Salaries and benefits                                            809,093      704,428      270,114      235,127
   Net occupancy expense                                            117,364      101,075       43,248       34,148
   Equipment expense                                                192,979      188,324       65,049       61,715
   Other operating expenses                                         530,806      444,433      158,737      168,377
                                                                 ----------   ----------   ----------   ----------
     Total                                                        1,650,242    1,438,260      537,148      499,367
                                                                 ----------   ----------   ----------   ----------

Income before taxes                                               1,408,177    1,698,756      499,159      554,224

Income tax provision                                                445,900      546,683      163,999      177,000
                                                                 ----------   ----------   ----------   ----------

Net income                                                       $  962,277   $1,152,073   $  335,160   $  377,224
                                                                 ==========   ==========   ==========   ==========

Earnings per share:
   Weighted average common shares outstanding                       280,710      283,879      279,721      283,697
                                                                 ----------   ----------   ----------   ----------
   Net income per common share                                   $     3.43   $     4.06   $     1.20   $     1.33
                                                                 ==========   ==========   ==========   ==========

            See notes to condensed consolidated financial statements

                                 COMMUNITYCORP

   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
              Income for the nine months ended September 30, 2001
                                   (Unaudited)

                                                                         Accumulated
                                                                            Other
                                  Common Stock            Capital       Comprehensive      Retained     Treasury
                             ---------------------
                              Shares       Amount         Surplus          Income         Earnings       Stock          Total
                             --------      -------       ---------        --------       ----------     -------        -------
 Balance,
  December 31, 2000          300,000    $ 1,500,000    $ 1,731,708    $   (71,480)      $ 7,500,834   $ (781,206)   $   9,879,856

 Cash dividends
  declared -$.50 per
  share                                                                                    (154,938)                     (154,938)

 Net income for the
  period                                                                                    962,277                       962,277

 Other comprehensive
  income, net of taxes                                                    172,377                                         172,377
                                                                                                                    -------------

 Comprehensive
  income                                                                                                                1,134,654
                                                                                                                    -------------

 Purchase of
  Treasury Stock                                                                                         (90,000)         (90,000)
                             -------    -----------    -----------    -----------       -----------   ----------    -------------

 Balance,
  September 30, 2001         300,000    $ 1,500,000    $ 1,731,708    $   100,897       $ 8,308,173   $ (871,206)   $  10,769,572
                             =======    ===========    ===========    ===========       ===========   ==========    =============


            See notes to condensed consolidated financial statements

                                 COMMUNITYCORP

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           ------------    -------------
                                                                                2001            2000
                                                                           ------------    -------------
Cash flows from operating activities:
   Net income                                                              $    962,277    $  1,152,073
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                               140,961         124,452
     Provision for possible loan losses                                         192,000         230,000
     Amortization less accretion on investments                                  11,308          14,842
     Amortization of deferred loan costs                                         58,971          57,859
     (Increase) decrease in interest receivable                                 182,938         (84,945)
     Increase (decrease) in interest payable                                     36,238         155,854
     (Increase) decrease in other assets                                         42,400         (29,137)
     Increase (decrease) in other liabilities                                    43,698         (33,487)
                                                                           ------------    -------------
        Net cash provided by operating activities                             1,670,791       1,587,511
                                                                           ------------    -------------

Cash flows from investing activities:
   Net increase in loans to customers                                        (1,696,184)     (7,214,291)
   Purchases of securities available-for-sale                               (11,323,613)       (800,000)
   Maturities of securities available-for-sale                               19,208,759         385,193
   Maturities of securities held-to-maturity                                    958,505         254,458
   Purchases of premises and equipment                                          (11,697)        (29,092)
                                                                           ------------    -------------
     Net cash provided (used) by investing activities                         7,135,770      (7,403,732)
                                                                           ------------    -------------
Cash flows from financing activities:
   Net increase (decrease) in deposits accounts                               4,652,982      (1,577,983)
   Increase in short-term borrowings                                           (150,000)      1,260,000
   Dividends paid                                                              (154,938)       (141,597)
   Purchase of treasury stock                                                   (90,000)       (396,180)
                                                                           ------------    -------------
     Net cash provided (used) by financing activities                         4,258,044        (855,760)
                                                                           ------------    -------------

Net increase (decrease) in cash and cash equivalents                         13,064,605      (6,671,981)

Cash and cash equivalents, beginning of period                                8,825,660      10,393,770
                                                                           ------------    -------------

Cash and cash equivalents, end of period                                   $ 21,890,265    $  3,721,789
                                                                           ============    ============
 Cash paid during the period for:
   Income taxes                                                            $    494,588    $    585,180
   Interest                                                                $  3,148,965    $  2,436,871


            See notes to condensed consolidated financial statements

                                 COMMUNITYCORP

              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2001 and for the interim periods ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 2000 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

The components of other comprehensive income and related tax effects are as follows:

                                                                Pre-tax    (Expense)  Net-of-tax
                                                                 Amount     Benefit     Amount
                                                                --------   ---------  ----------
For the Nine Months Ended September 30, 2001:
Unrealized gains (losses) on securities available-for-sale      $261,626   $(89,249)   $172,377
Plus: reclassification adjustment for
 gains (losses) realized in net income                                --         --          --
                                                                --------   --------    --------
     Net unrealized gains (losses) on securities                 261,626    (89,249)    172,377
                                                                --------   --------    --------

     Other comprehensive income                                 $261,626   $(89,249)   $172,377
                                                                ========   ========    ========

                                                                Pre-tax    (Expense)  Net-of-tax
                                                                 Amount     Benefit     Amount
                                                                --------   ---------  ----------
For the Nine Months Ended September 30, 2000:
Unrealized gains (losses) on securities available-for-sale      $ 90,373   $(30,727)   $ 59,646
Plus: reclassification adjustment for
 gains (losses) realized in net income                                --         --          --
                                                                --------   --------    --------
     Net unrealized gains (losses) on securities                  90,373    (30,727)     59,646
                                                                --------   --------    --------

     Other comprehensive income                                 $ 90,373   $(30,727)   $ 59,646
                                                                ========   ========    ========

                                 COMMUNITYCORP

                   Notes To Consolidated Financial Statements
                                  (Unaudited)

NOTE 2 - COMPREHENSIVE INCOME - continued
-----------------------------

                                                               Pre-tax   (Expense)   Net-of-tax
                                                                Amount    Benefit      Amount
                                                               --------  ---------   ----------
For the Three Months Ended September 30, 2001:
Unrealized gains (losses) on securities available-for-sale     $ 74,824   $(24,872)   $ 49,952
Plus: reclassification adjustment for
 gains (losses) realized in net income                               --         --          --
                                                               --------   --------    --------
     Net unrealized gains (losses) on securities                 74,824    (24,872)     49,952
                                                               --------   --------    --------

     Other comprehensive income                                $ 74,824   $(24,872)   $ 49,952
                                                               ========   ========    ========
                                                               Pre-tax   (Expense)   Net-of-tax
                                                                Amount    Benefit      Amount
                                                               --------  ---------   ----------
For the Three Months Ended September 30, 2000:
Unrealized gains (losses) on securities available-for-sale     $204,815   $(69,637)   $135,178
Plus: reclassification adjustment for
 gains (losses) realized in net income                               --         --          --
                                                               --------   --------    --------
     Net unrealized gains (losses) on securities                204,815    (69,637)    135,178
                                                               --------   --------    --------

     Other comprehensive income                                $204,815   $(69,637)   $135,178
                                                               ========   ========    ========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                                 COMMUNITYCORP

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

The following is a discussion of the Company's financial condition as of September 30, 2001 compared to December 31, 2000, and the results of operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations
---------------------

Net Interest Income
-------------------

For the nine months ended September 30, 2001, net interest income decreased $122,651, or 4.06%, as compared to the same period in 2000. Interest and fees on loans increased $366,607, or 8.24% to $4,813,491 for the nine months ended September 30, 2001 as compared to the same period in 2000. Other interest income, which includes interest on federal funds sold, increased $550,580, or 555.94% to $649,616 for the nine months ended September 30, 2001 when compared to the same period in 2000. However, interest income on securities decreased $447,360 to $619,965 for the nine months ended September 30, 2001 when compared to the same nine months ended September 30, 2000. The decrease in interest income from securities is due to a number of securities being called and those funds being invested in federal funds until needed for loans or until the market for securities improves. Interest expense on deposits increased 23.92% from $2,557,191 for the nine months ended September 30, 2000 to $3,168,829 for the same period ended September 30, 2001. The net interest margin realized on earning assets decreased from 4.48% for the nine months ended September 30, 2000 to 3.64% for the same period in 2001. The interest rate spread also decreased by 93 basis points from 3.83% at September 30, 2000 to 2.90% at September 30, 2001.

Net interest income decreased $48,630, or 4.84%, to $956,021 for the quarter ending September 30, 2001 when compared to the same quarter ended September 30, 2000. Interest on loans and fees increased $46,614 or 2.99% to $1,607,171 for the quarter ended September 30, 2001 when compared to the same period in 2000. Other interest income increased $161,048 from $9,356 for the quarter ended September 30, 2000 to $170,404 for the quarter ended September 30, 2001. The interest income on securities for the quarter ending September 30, 2001 decreased $191,089 to $163,520 when compared to the same period in 2000. Interest expense increased $65,203 to $985,074 for the quarter ended September 30, 2001 when compared to the same period in 2000. The net interest margin realized on earning assets decreased from 4.43% for the quarter ended September 30, 2000 to 3.57% for the quarter ended September 30, 2001. The interest rate spread also decreased from 3.75% for the quarter ended September 30, 2000 to 2.88% for the same period in 2001.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2001, the provision charged to expense was $192,000. This was $38,000 less than for the comparable period in 2000. The provision charged to expense for the quarter ended September 30, 2001 was $50,000 as compared to $75,000 for the same quarter a year ago. The decreases in the provision for the quarter and the nine months are attributable to little growth in the loan portfolio. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2001 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.77% of total loans at September 30, 2001, as compared to 1.78% at September 30, 2000.

Noninterest Income
------------------

Noninterest income during the nine months ended September 30, 2001 was $352,550, an increase of $6,054 or 1.75% from the comparable period in 2000. Service charges on deposit accounts increased $1,271 from the period ended September 30, 2000 to $255,768 for the period ended September 30, 2001. Other income increased 5.20% to $96,782 for the nine months ended September 30, 2001 when compared to the same period ended September 30, 2000.

For the quarter ended September 30, 2001, noninterest income increased $6,346 or 5.12% over the same period in 2000. This increase is primarily due to other income, which increased 45.40% from the quarter ended September 30, 2000 to $29,582 for the quarter ended September 30, 2001.

                                 COMMUNITYCORP

-------------------------------------------------------------------

Noninterest Expense
-------------------

Total noninterest expense for the nine months ended September 30, 2001 was $1,650,242, or 14.74%, higher than the nine months ended September 30, 2000. Salaries and employee benefits increased from $704,428 for the nine months ended September 30, 2000 to $809,093 for the nine months ended September 30, 2001. This increase is primarily attributable to annual pay raises and the addition of several full time employees. One employee was hired to staff the Forest Hills branch which opened earlier in the year. Other operating expenses increased $86,373, or 19.43%, to $530,806 for the nine months ended September 30, 2001 when compared to the same period in 2000. Other expenses included a writedown of $20,983 on the disposal of other real estate owned.

For the quarter ended September 30, 2001, noninterest expense increased $37,781, or 7.57%, over the same period in 2000. Salaries and employee benefits increased $34,987, or 14.88%, from $235,127 for the quarter ended September 30, 2000 to $270,114 for the quarter ended September 30, 2001. The increase was due to the same reasons discussed above.

Income Taxes
------------

The income tax provision for the nine months ended September 30, 2001 was $445,900 as compared to $546,683 for the same period in 2000. This decrease was primarily as a result of a decrease in income before taxes. The effective tax rates were 31.67% and 32.18% for the nine months ended September 30, 2001 and September 30, 2000, respectively. The effective tax rates were 32.86% and 31.94% for the quarter ended September 30, 2001 and September 30, 2000, respectively.

Net Income
----------

The combination of the above factors resulted in net income for the nine months ended September 30, 2001 of $962,277 as compared to $1,152,073 for the same period in 2000. This represents a decrease of $189,796, or 16.47%, over the same period in 2000. Net income for the quarter ended September 30, 2001 was $335,160, or 11.15%, lower than for the same period in 2000. The decrease in net interest income and increase in noninterest expenses resulted in the decrease in both the nine months and quarterly period.

Assets and Liabilities
----------------------

During the first nine months of 2001, total assets increased $5,472,634, or 5.31% when compared to December 31, 2000. Cash and cash equivalents increased $13,064,605 from December 31, 2000 primarily because of the increase of $14,324,000 in federal funds sold and repurchase agreements. This increase was primarily a result of a number of securities available for sale being called and those funds being placed in federal funds until needed for loans or until the market is more acceptable for investment purchases. Total investment securities decreased $8,593,333 from December 31, 2000 to $15,201,471 at September 30, 2001. Loans increased $1,494,019, or 2.20%, to $69,288,742 at September 30,
2001. Total deposits also increased by 5.07%, or $4,652,982, from December 31, 2000 to $96,450,774 at September 30, 2001. While noninterest-bearing deposits decreased 11.05% from December 31, 2000 to $8,717,732, interest-bearing deposits increased $5,735,574, or 6.99%, to $87,733,042 at September 30, 2001. This
increase was attributable to additional funds received from Colleton County and to normal growth of the Bank.

                                  COMMUNITYCORP

-------------------------------------------------------------------

Loans
-----

The demand for loans remained stable in the Walterboro marketplace during the first nine months of 2001. Gross loans increased $1,494,019 or 2.20% during the period. Balances within the major loans receivable categories as of September 30, 2001 and December 31, 2000 are as follows:


                                                                                September 30,      December 31,
                                                                                    2001              2000
                                                                                -------------      ------------
Commercial and industrial                                                       $  47,702,391      $ 45,815,207
Real estate                                                                         5,989,562         6,665,664
Consumer                                                                           14,918,799        14,812,904
Agricultural                                                                          230,413           151,364
Other, net                                                                            447,577           349,584
                                                                                -------------      ------------

                                                                                $  69,288,742      $ 67,794,723
                                                                                =============      ============



Risk Elements in the Loan Portfolio
-----------------------------------
The following is a summary of risk elements in the loan portfolio:


                                                                                September 30,      December 31,
                                                                                    2001               2000
                                                                                -------------      ------------
 Loans:   Nonaccrual loans                                                      $   3,397,118      $  1,020,349

 Accruing loans more than 90 days past due                                      $       8,556      $          -

 Loans identified by the internal review mechanism:

    Criticized                                                                  $           -      $    175,431

    Classified                                                                  $   3,043,834      $    787,735


Activity in the Allowance for Loan Losses is as follows:


                                                                                          September 30,
                                                                                -------------------------------
                                                                                    2001               2000
                                                                                -------------      ------------
Balance, January 1,                                                             $   1,173,832      $  1,086,980
Provision for loan losses for the period                                              192,000           230,000
Net loans (charged off) recovered for the period                                     (143,194)         (132,581)
                                                                                -------------      ------------

Balance, end of period                                                          $   1,222,638      $  1,184,399
                                                                                =============      ============

Gross loans outstanding, end of period                                          $  69,288,742      $ 66,516,866

Allowance for loan losses to loans outstanding                                         1.77%              1.78%

                                 COMMUNITYCORP

-------------------------------------------------------------------

Deposits
--------

Total deposits increased $4,652,982, or 5.07%, from December 31, 2000 to $96,450,774 at September 30, 2001. The largest change was an increase in savings deposits and certificates of deposit. Savings deposits increased $5,563,281 to $21,112,265 at September 30, 2001. Certificates of deposit increased $3,890,860 or 7.90% to $53,135,351 at September 30, 2001. Expressed in percentages, interest-bearing deposits increased 6.99%. The decrease in noninterest-bearing demand deposits was partially attributable to the withdrawal of certain Charleston County funds. Colleton County subsequently deposited approximately $3,000,000 into savings accounts and approximately $7,000,000 in certificates of deposit which were still on deposit at September 30, 2001.

Balances within the major deposit categories as of September 30, 2001 and December 31, 2000 are as follows:

                                                September 30, December 31,
                                                    2001          2000
                                                ------------- ------------
Noninterest-bearing demand deposits             $   8,717,732 $  9,800,324
Interest-bearing demand deposits                   13,485,426   17,203,993
Savings deposits                                   21,112,265   15,548,984
Certificates of deposit                            53,135,351   49,244,491
                                                ------------- ------------

                                                $  96,450,774 $ 91,797,792
                                                ============= ============


Liquidity
---------

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 71.56% at September 30, 2001 and 73.43% at December 31, 2000.

Securities available-for-sale, which totaled $11,236,411 at September 30, 2001, serves as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds. At September 30, 2001, unused lines of credit totaled $2,500,000.

Capital Resources
-----------------

Total shareholders' equity increased from $9,879,856 at December 31, 2000 to $10,769,572 at September 30, 2001. The increase of $889,716 is attributable to earnings for the period of $962,277. The increase was also attributable to an increase of $172,377 in the fair value for securities available for sale for the period. Equity was negatively affected by the purchase of treasury stock of $90,000 during the period.

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

                                 COMMUNITYCORP

-------------------------------------------------------------------

Capital Resources - continued
-----------------

The following table summarizes the Company's risk-based capital at September 30, 2001:

 Shareholders' equity                                        $  10,668,675
 Less: intangibles                                                       -
                                                             -------------
 Tier 1 capital                                                 10,668,675

 Plus: allowance for loan losses (1)                               930,666
                                                             -------------
 Total capital                                               $  11,599,341
                                                             =============

 Risk-weighted assets                                        $  74,453,242
                                                             =============

 Risk based capital ratios
    Tier 1 capital (to risk-weighted assets)                         14.33%
    Total capital (to risk-weighted assets)                          15.58%
    Tier 1 capital (to total average assets)                          9.61%

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

                                 COMMUNITYCORP

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

                                  COMMUNITYCORP


                                    By:    /s/ W. ROGER CROOK
                                           -----------------------------------
                                           W. Roger Crook
                                           President & Chief Executive Officer


Date: November 2, 2001              By:    /s/ GWEN P. BUNTON
                                           -----------------------------------
                                           Gwen P. Bunton
                                           Chief Financial Officer