Form 10-K
period 2001-12-31
COMMUNITYCORP
filed 2002-03-27
CIK 1020347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       or

[ ]  Transition Report under Section 13 or 15(d) of the Securities Exchange Act
     of 1934 For the transition period from          to
                                            --------    --------

                          Commission file no. 33-76644

                                  COMMUNITYCORP
                                  -------------
                         (Name of Issuer in Its Charter)

                 South Carolina                             57-1019001
                 --------------                             ----------
          (State or Other Jurisdiction                   (I.R.S. Employer
        of Incorporation or Organization)               Identification No.)

             1100 N. Jefferies Blvd.
           Walterboro, South Carolina                         29488
           --------------------------                         -----
    (Address of Principal Executive Offices)                (Zip Code)

                                 (843) 549-2265
                                 --------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 2002 was $8,387,145. This calculation is based upon $45, the last trade price of the common stock of which the Company is aware. There is no active trading market for the common stock and trades are limited and sporadic.

     There were 300,000 shares of the Company's common stock issued and outstanding as of the record date, March 11, 2002.

   Transitional Small Business Disclosure Format. (Check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
      Company's 2001 Annual Report and Proxy Statement for the 2002 Annual
                            Meeting of Shareholders.

================================================================================

Item 1. Description of Business
-------------------------------

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

..    significant increases in competitive pressure in the banking and financial services industries;

..    changes in the interest rate environment which could reduce anticipated or actual margins;

..    changes in political conditions or the legislative or regulatory environment;

..    general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

..    changes occurring in business conditions and inflation;

..    changes in technology;

..    changes in monetary and tax policies;

..    changes in the securities markets; and

..    other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

Communitycorp was organized in 1995 to serve as a bank holding company for Bank of Walterboro. The bank commenced business on May 1, 1989 as a South Carolina state-chartered bank headquartered in Walterboro, South Carolina. The principal business activity of the Company is to provide banking services to domestic markets, principally in Colleton County and Northern Charleston County, South Carolina. The Company opened an additional branch in 1998 in Ravenel, South Carolina. The Company opened a branch on Forest Hills Road in Walterboro for the purpose of accepting deposit transactions in 2001.

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

..    Deposit Services. The bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered by other banks in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law. The bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

..    Loan Products. The bank offers a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The bank also makes real estate construction and acquisition loans. The bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to us), in general we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the bank's unimpaired capital and surplus. We may not make any loans to any director, officer, employee, or 10% shareholder of the bank unless the loan is approved by our board of directors and is made on terms not more favorable to such a person than would be available to a person not affiliated with us.

..    Other Services. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank is associated with Honor and Plus networks of automated teller machines that may be used by our customers throughout South Carolina and other regions. The bank also offers VISA credit card services through a correspondent bank as an agent for us.

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

The Bank Holding Company Act. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

..    banking and managing or controlling banks;
..    furnishing services to or performing services for its subsidiaries; and
..    engaging in other activities that the Federal Reserve determines to be so closely related to banking
..    and managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

..    acquiring substantially all the assets of any bank;
..    acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
..    merging or consolidating with another bank holding company.

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

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

..    making or servicing loans and certain types of leases;
..    engaging in certain insurance and discount brokerage activities;
..    performing certain data processing services;
..    acting in certain circumstances as a fiduciary or investment or financial adviser;
..    owning savings associations; and
..    making investments in certain corporations or projects designed primarily to promote community welfare.

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

The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

..    security devices and procedures;
..    adequacy of capitalization and loss reserves;
..    loans;
..    investments;
..    borrowings;
..    deposits;
..    mergers;
..    issuances of securities;
..    payment of dividends;
..    interest rates payable on deposits;
..    interest rates or fees chargeable on loans;
..    establishment of branches;
..    corporate reorganizations;
..    maintenance of books and records; and
..    adequacy of staff training to carry on safe lending and deposit gathering practices.

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

Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

..    internal controls;
..    information systems and audit systems;
..    loan documentation;
..    credit underwriting;
..    interest rate risk exposure; and
..    asset quality.

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

Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

..    the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
..    the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
..    the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
..    the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
..    the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
..    the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

..    the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
..    the Electronic Funds Transfer Act and Regulation E issued by the Federal
     Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

     .    submit a capital restoration plan;
     .    raise additional capital;
     .    restrict their growth, deposit interest rates, and other activities;
     .    improve their management;
     .    eliminate management fees; or
     .    divest themselves of all or a part of their operations.

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

Employees

As of March 11, 2002, the Bank had thirty full-time and two part-time employees. The Company had no employees.

Item 2. Description of Property
-------------------------------

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

The Company acquired a 5500 square foot building at 110 Forest Hills Road in Walterboro, South Carolina on November 16, 2000 and began using it as a branch location in 2001. The Company anticipates renting out the remaining 3,000 square feet. The total cost of the facility, including land, was $485,000.

Item 3. Legal Proceedings.
-------------------------

The Company may from time to time be a party to various legal proceedings arising in the ordinary course of business, but management of the Company is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Company's business and operations.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.
----------------------------------------------------------------

In response to this Item, the information contained on page 44 of the Company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

In response to this Item, the information contained on pages 8 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7. Financial Statements
----------------------------

In response to this Item, the information contained on pages 22 through 42 of the Company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

In response to this Item, the information contained on pages 2 through 3 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 is incorporated herein by reference.

Item 10. Executive Compensation
-------------------------------

In response to this Item, the information contained on page 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

In response to this Item, the information contained on page 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

In response to this Item, the information contained on page 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

(a)  The following documents are filed as part of this report:

     13.1. Annual Report of Shareholders for the year ended December 31, 2001

     21.1  Subsidiaries of the Company

(b)  Reports on Form 8-K
     -------------------

     There were no reports filed on Form 8-K for the period ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BANK OF WALTERBORO


Date:   March 26, 2002              By:   /s/ W. Roger Crook
       ----------------------             --------------------------------------
                                          W. Roger Crook.
                                          President and Chief Executive Officer

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

Signature                  Title                             Date
---------                  -----                             ----


-----------------------
W. Roger Crook             President, Director (CEO)         March 26, 2002


-----------------------
Gwendolyn P. Bunton        Vice President (CFO)              March 26, 2002


-----------------------
Peden B. McLeod            Director                          March 26, 2002
                           & Chairman of the Board


-----------------------
George W. Cone             Director & Corporate Secretary    March 26, 2002


-----------------------
J. Barnwell Fishburne      Director                          March 26, 2002


-----------------------
Harry L. Hill              Director                          March 26, 2002


-----------------------
Calvert W. Huffines        Director                          March 26, 2002


-----------------------
Steven D. Murdaugh         Director                          March 26, 2002


-----------------------
Robert E. Redfearn         Director                          March 26, 2002


-----------------------
Harold M. Robertson        Director                          March 26, 2002

INDEX TO EXHIBITS

          13.1. Annual Report of Shareholders for the year ended December 31,
                2001

          21.1 Subsidiaries of the Company