Form 10-Q
period 2002-03-31
COMMUNITYCORP
filed 2002-05-10
CIK 1020347

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                          FORM 10-Q

   X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ___
                    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

         300,000 shares of common stock, $5 par value, as of May 9, 2002

                                  COMMUNITYCORP

                                      Index

PART I. FINANCIAL INFORMATION                                                                               Page No.
-----------------------------
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001 .....................       3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2002 and 2001 .........       4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2002 and 2001 .....................................................       5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001 .....       6

         Notes to Condensed Consolidated Financial Statements .............................................       7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .............       8-11

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K ..................................................................      12

         (a) Exhibits .....................................................................................      12

         (b) Reports on Form 8-K ..........................................................................      12

                                  COMMUNITYCORP

                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                                                                                    March 31,        December 31,
                                                                                       2002             2001
                                                                                  -------------    ----------------
Assets:
  Cash and cash equivalents:
    Cash and due from banks                                                       $   4,917,383      $   3,841,132
    Federal funds sold and securities purchased under
     agreements to resell                                                            23,038,000         18,062,000
                                                                                  -------------      -------------
      Total cash and cash equivalents                                                27,955,383         21,903,132
                                                                                  -------------      -------------

  Time deposits with other banks                                                        299,000                  -

  Investment securities:
    Securities available-for-sale                                                    11,538,677         11,343,473
    Nonmarketable equity securities                                                     330,375            330,375
    Securities held-to-maturity (estimated market value of
     $3,372,467 and $3,530,683 at March 31, 2002 and December 31,
     2001, respectively)                                                              3,326,892          3,499,225
                                                                                  -------------      -------------
      Total investment securities                                                    15,195,944         15,173,073
                                                                                  -------------      -------------

  Loans receivable                                                                   72,494,001         71,358,930
  Less allowance for loan losses                                                     (1,285,515)        (1,231,051)
                                                                                  -------------      -------------
      Loans, net                                                                     71,208,486         70,127,879

  Accrued interest receivable                                                           880,398            911,811
  Premises, furniture & equipment, net                                                1,996,532          2,013,147
  Other assets                                                                          400,004            422,126
                                                                                  -------------      -------------
      Total assets                                                                $ 117,935,747      $ 110,850,168
                                                                                  =============      =============

Liabilities and Shareholders' Equity:
Liabilities:
  Deposits:
    Noninterest-bearing                                                           $   9,893,381      $   9,230,016
    Interest-bearing                                                                 95,735,245         89,190,295
                                                                                  -------------      -------------
                                                                                    105,628,626         98,420,311

  Short-term borrowings                                                                 500,000            560,000
  Accrued interest payable                                                              620,154            717,570
  Other liabilities                                                                      94,303            150,176
                                                                                  -------------      -------------
      Total liabilities                                                             106,843,083         99,848,057
                                                                                  -------------      -------------

Shareholders' Equity:
  Preferred stock, $5 par value, 3,000,000 shares authorized
   and unissued                                                                               -                  -
  Common stock, $5 par value, 3,000,000 shares authorized,
  300,000 shares issued and outstanding                                               1,500,000          1,500,000
  Capital surplus                                                                     1,731,708          1,731,708
  Accumulated other comprehensive income (loss)                                          17,862             51,132
  Retained earnings                                                                   8,822,300          8,648,977
  Treasury stock (1,100 shares in 2002 and 18,544 shares in 2001)                      (979,206)          (929,706)
                                                                                  -------------      -------------
    Total shareholders' equity                                                       11,092,664         11,002,111
                                                                                  -------------      -------------

    Total liabilities and shareholders' equity                                    $ 117,935,747      $ 110,850,168
                                                                                  =============      =============

            See notes to condensed consolidated financial statements

                                 COMMUNITYCORP

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                          2002              2001
                                                                      ------------      ------------
Interest income:
  Loans, including fees                                               $  1,462,551      $  1,592,434
  Securities                                                               172,626           275,531
  Other interest income                                                     83,855           258,229
                                                                      ------------      ------------
    Total                                                                1,719,032         2,126,194
                                                                      ------------      ------------
Interest expense:
  Deposit accounts                                                         731,198         1,139,378
  Other interest expense                                                     1,157            18,740
                                                                      ------------      ------------
                                                                           732,355         1,158,118
                                                                      ------------      ------------

Net interest income                                                        986,677           968,076

Provision for loan losses                                                   75,000            62,000
                                                                      ------------      ------------

Net interest income after provision for loan losses                        911,677           906,076
                                                                      ------------      ------------

Other operating income:
  Service charges                                                           88,246            78,402
  Other income                                                              30,938            48,792
                                                                      ------------      ------------
    Total                                                                  119,184           127,194
                                                                      ------------      ------------

Other operating expenses:
  Salaries and benefits                                                    274,590           272,057
  Net occupancy expense                                                     37,076            37,367
  Equipment expense                                                         70,810            60,722
  Other operating expenses                                                 159,117           190,725
                                                                      ------------      ------------
    Total                                                                  541,593           560,871
                                                                      ------------      ------------

Income before taxes                                                        482,268           472,399

Income tax provision                                                       152,099           144,901
                                                                      ------------      ------------

Net income                                                            $    337,169      $    327,498
                                                                      ============      ============

Earnings per share:
Weighted average common shares outstanding                                 277,996           281,692
                                                                      ============      ============
Net income per common share                                           $       1.21      $       1.16
                                                                      ============      ============

            See notes to condensed consolidated financial statements

                                 COMMUNITYCORP

   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
           Income for the three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                    Accumulated
                                                                       Other
                                Common Stock          Capital      Comprehensive       Retained       Treasury
                            Shares       Amount       Surplus         Income            Earning         Stock        Total
                            ------       ------       -------         ------            -------         -----        -----
Balance,
 December 31, 2000         300,000  $ 1,500,000   $ 1,731,708      $    (71,480)    $ 7,500,834    $ (781,206)    $ 9,879,856

Cash dividends
 declared - $.55
 per share                                                                             (154,938)                     (154,938)

Net income for
 the period                                                                             327,498                       327,498

Other
 comprehensive
 income, net of
 taxes                                                                  110,531                                       110,531
                                                                                                                  -----------
Comprehensive
 income                                                                                                               438,029
                                                                                                                  -----------
Purchase of
 Treasury Stock                  -            -             -                 -               -       (11,250)        (11,250)
                           -------  -----------   -----------       -----------     -----------    ----------     -----------

Balance,
 March 31, 2001            300,000  $ 1,500,000   $ 1,731,708       $    39,051     $ 7,673,394    $ (792,456)    $10,151,697
                           =======  ===========   ===========       ===========     ===========    ==========     ===========

Balance,
 December 31, 2001         300,000  $ 1,500,000   $ 1,731,708       $    51,132     $ 8,648,977    $ (929,706)    $11,002,111

Cash dividends
 declared - $.59
 per share                                                                             (163,846)                     (163,846)

Net income for
 the period                                                                             337,169                       337,169

Other
 comprehensive
 income, net of
 taxes                                                                  (33,270)                                      (33,270)
                                                                                                                  -----------
Comprehensive
 income                                                                                                               303,899
                                                                                                                  -----------
Purchase of
 treasury stock                  -            -             -                 -               -       (49,500)        (49,500)
                           -------  -----------   -----------       -----------     -----------    ----------     -----------

Balance,
 March 31, 2002            300,000  $ 1,500,000   $ 1,731,708       $    17,862     $ 8,822,300    $ (979,206)    $11,092,664
                           =======  ===========   ===========       ===========     ===========    ==========     ===========

            See notes to condensed consolidated financial statements

                                  COMMUNITYCORP

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ------------------------------------
                                                                                      2002                 2001
                                                                                 ----------------    ----------------
Cash flows from operating activities:
  Net income                                                                      $    337,169        $    327,498
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation                                                                        46,797              46,967
    Provision for possible loan losses                                                  75,000              62,000
    Amortization less accretion on investments                                           8,423               3,882
    Amortization of deferred loan costs                                                 17,744              19,983
    Gain on sale of premises and equipment                                              (5,782)                  -
    (Increase) decrease in interest receivable                                          31,413             239,827
    Increase (decrease) in interest payable                                            (97,416)            136,591
    (Increase) decrease in other assets                                                 39,752             130,765
    Increase (decrease) in other liabilities                                           (55,873)             53,818
                                                                                  ------------        ------------
      Net cash provided by operating activities                                        397,227           1,021,331
                                                                                  ------------        ------------

Cash flows from investing activities:
  Net increase in loans to customers                                                (1,173,351)         (1,182,556)
  Purchases of securities available-for-sale                                        (3,601,640)         (2,899,531)
  Maturities of securities available-for-sale                                        3,348,471          10,005,266
  Maturities of securities held-to-maturity                                            170,975             770,089
  Proceeds from disposal of premises and equipment                                       8,216                   -
  Purchases of premises and equipment                                                  (32,616)               (586)
                                                                                  ------------        ------------
    Net cash provided (used) by investing activities
                                                                                    (1,279,945)          6,692,682
                                                                                  ------------        ------------

Cash flows from financing activities:
  Net increase in demand accounts                                                    7,208,315          14,314,978
  (Decrease) increase in short-term borrowings                                         (60,000)             10,000
  Dividends paid                                                                      (163,846)           (154,938)
  Purchase of treasury stock                                                           (49,500)            (11,250)
                                                                                  ------------        ------------
    Net cash provided by financing activities                                        6,934,969          14,158,790
                                                                                  ------------        ------------

Net increase in cash and cash equivalents                                            6,052,251          21,872,803

Cash and cash equivalents, beginning of period                                      21,903,132           8,825,660
                                                                                  ------------        ------------

Cash and cash equivalents, end of period                                          $ 27,955,383        $ 30,698,463
                                                                                  ============        ============

Cash paid during the period for:

 Income taxes                                                                     $    104,279        $    191,088
 Interest                                                                         $    829,771        $  1,021,527

           See notes to condensed consolidated financial statements.

                                  COMMUNITYCORP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2002 and for the interim periods ended March 31, 2002 and 2001 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 2001 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

The components of other comprehensive income and related tax effects are as follows:

                                                                       Pre-tax          (Expense)       Net-of-tax
                                                                       Amount            Benefit          Amount
                                                                    -------------   ---------------   -------------
For the Three Months Ended March 31, 2002:
Unrealized gains (losses) on securities available-for-sale            $(50,899)         $ 17,629         $(33,270)
Plus: reclassification adjustment for
 gains (losses) realized in net income                                       -                 -                -
                                                                      --------          --------         --------
   Net unrealized gains (losses) on securities                         (50,899)           17,629          (33,270)
                                                                      --------          --------         --------

      Other comprehensive income                                      $(50,899)         $ 17,629         $(33,270)
                                                                      ========          ========         ========

                                                                      Pre-tax          (Expense)          Net-of-tax
                                                                       Amount           Benefit             Amount
                                                                    -------------   ---------------   ---------------
For the Three Months Ended March 31, 2001:
Unrealized gains (losses) on securities available-for-sale            $168,948          $(58,417)          $110,531
Plus: reclassification adjustment for
 gains (losses) realized in net income                                       -                 -                  -
                                                                      --------          --------           --------
   Net unrealized gains (losses) on securities                         168,948           (58,417)           110,531
                                                                      --------          --------           --------

      Other comprehensive income                                      $168,948          $(58,417)          $110,531
                                                                      ========          ========           ========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                                  COMMUNITYCORP

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------

The following is a discussion of our financial condition as of March 31, 2002 compared to December 31, 2001, and the results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations
---------------------

Net Interest Income
-------------------

For the three months ended March 31, 2002, net interest income increased $18,601, or 1.92%, as compared to the same period in 2001. The declining interest rate environment resulted in decreased interest income in all categories of assets and decreased interest expense from all sources of funds. The decrease in interest expense was slightly more than the lost interest income. Interest expense decreased $425,763, or 36.76% to $732,355 for the three months ended March 31, 2002. The net interest margin realized on earning assets increased from 3.61% for the three months ended March 31, 2001 to 3.64% for the same period in 2002. The interest rate spread also increased by 33 basis points from 2.96% at March 31, 2001 to 3.29% at March 31, 2002.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2002, the provision charged to expense was $75,000, as compared to $62,000 in the same period in 2001. The allowance for loan losses is 1.77% of total loans at March 31, 2002, as compared to 1.71% at March 31, 2001. Based on present information, management believes the allowance for loan losses is adequate at March 31, 2002 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income
------------------

Noninterest income decreased $8,010 to $119,184 for the three months ended March 31, 2002 from the comparable period in 2001. Although service charges on deposit accounts increased 12.56% to $88,246 for the three months ended March 31, 2002, other income, including miscellaneous banking fees, decreased 36.59% from March 31, 2001 to $30,938 for the same period in 2002.

Noninterest Expense
-------------------

Total noninterest expense for the three months ended March 31, 2002 was $19,278, or 3.44%, lower than the three months ended March 31, 2001. Salaries and employee benefits increased from $272,057 for the three months ended March 31, 2001 to $274,590 for the three months ended March 31, 2002. The largest decrease was in other operating expenses which decreased from $190,725 for the three months ended March 31, 2001 to $159,117 for the three months ended March 31, 2002. Other operating expenses for the three months ended March 31, 2001 included a one time write-down on the disposal of other real estate which totaled $20,983.

                                  COMMUNITYCORP

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------

Income Taxes
------------

The income tax provision for the three months ended March 31, 2002 was $152,099 as compared to $144,901 for the same period in 2001. The increase was primarily a result of an increase in income before taxes. The effective tax rates were 31.54% and 30.67% for the three months ended March 31, 2002 and 2001, respectively.

Net Income
----------

The combination of the above factors resulted in net income for the three months ended March 31, 2002 of $337,169 as compared to $327,498 for the same period in 2001. This represents an increase of $9,671, or 2.95%, more than the same period in 2001. The slight increase in net interest income along with a decrease in noninterest expense resulted in the increase in net income.

Assets and Liabilities
----------------------

During the first three months of 2002, total assets increased $7,085,579, or 6.39%, when compared to December 31, 2001. Cash and cash equivalents increased $6,052,251 from December 31, 2001 primarily because of an increase of $4,976,000 in federal funds sold and repurchase agreements. Federal funds sold and securities purchased under agreements to resell increased from $18,062,000 at December 31, 2001 to $23,038,000 at March 31, 2002. The increase was primarily due to a number of securities available-for-sale being called and those funds placed in federal funds until needed for loans or until the market is more acceptable for investment purchases. Total investment securities increased $22,871 from December 31, 2001 to $15,195,944 at March 31, 2002. Loans increased $1,135,071, or 1.59%, to $72,494,001 at March 31, 2002. Total deposits also increased by 7.32%, or $7,208,315, from December 31, 2001 to $105,628,626 at
March 31, 2002. While noninterest-bearing deposits increased $663,365 to $9,893,381 at March 31, 2002, interest-bearing deposits increased $6,544,950 or 7.34% to $95,735,245 at March 31, 2002. This increase was a result of continued growth of the Bank.

Loans
-----

The declining economy resulted in little loan growth in the Walterboro marketplace during the first three months of 2002. Gross loans increased $1,135,071, or 1.59%, during the period. Balances within the major loans receivable categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                      March 31,     December 31,
                                                        2002            2001
                                                   -------------   -------------
 Real estate - construction                        $   5,902,111   $  6,312,748
 Real estate - mortgage                               26,488,054     24,844,649
 Commercial and industrial                            27,296,214     25,868,360
 Consumer and other                                   12,807,622     14,333,173
                                                   -------------   -------------
                                                   $  72,494,001   $ 71,358,930
                                                   =============   ============

                                  COMMUNITYCORP

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------

Risk Elements in the Loan Portfolio
-----------------------------------

The following is a summary of risk elements in the loan portfolio:

                                                                            March 31,
                                                                  -------------------------------
                                                                        2002             2001
                                                                  -------------     -------------
Loans:   Nonaccrual loans                                          $  2,885,116     $  1,096,532

Accruing loans more than 90 days past due                          $     13,076     $      3,000

Loans identified by the internal review mechanism:

   Criticized                                                      $    315,787     $          -

   Classified                                                      $  3,201,161     $  1,764,786

Activity in the Allowance for Loan Losses is as follows:

                                                                          March 31,
                                                                   -----------------------------
                                                                       2002            2001
                                                                   ------------     ------------
Balance, January 1,                                                $  1,231,051     $  1,173,832
Provision for loan losses for the period                                 75,000           62,000
Net loans (charged-off) recovered for the period                        (20,536)         (58,869)
                                                                   ------------     ------------

Balance, end of period                                             $  1,285,515     $  1,176,963
                                                                   ============     ============

Gross loans outstanding, end of period                             $ 72,494,001     $ 68,898,427

Allowance for loan losses to loans outstanding                             1.77%            1.71%

Deposits
--------

Total deposits increased $7,208,315, or 7.32%, from December 31, 2001. The largest change was an increase in interest bearing deposits. Interest-bearing demand deposits increased $3,844,716 to $18,536,846 at March 31, 2002. Savings deposits also increased $6,711,001 or 39.91% to $23,526,418 at March 31, 2002
from December 31, 2001. Expressed in percentages, interest bearing deposits increased 7.34% during the period and noninterest bearing deposits increased 7.19%.

Balances within the major deposit categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                    March 31,      December 31,
                                                      2002             2001
                                                 -------------     ------------
Noninterest-bearing demand deposits              $   9,893,381     $  9,230,016
Interest-bearing demand deposits                    18,536,846       14,692,130
Savings deposits                                    23,526,418       16,815,417
Certificates of deposit                             53,671,981       57,682,748
                                                 -------------     ------------

                                                 $ 105,628,626     $ 98,420,311
                                                 =============     ============

                                  COMMUNITYCORP

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------

Liquidity
---------

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 68.31% at March 31, 2002 and 72.09% at December 31, 2001.

Securities available-for-sale, which totaled $11,538,677 at March 31, 2002, serves as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds. At March 31, 2002, unused lines of credit totaled $3,000,000. We also have a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank's assets as of any quarter end. As of March 31, 2002, the available credit totaled $17,690,000.

Capital Resources
-----------------

Total shareholders equity increased from $11,002,111 at December 31, 2001 to $11,092,664 at March 31, 2002. The increase of $90,553 is attributable to earnings for the period of $337,169 before the payment of $163,846 in cash dividends. The increase was offset partially by a negative change of $33,270 in the fair value of securities available-for-sale for the period. Equity was also negatively affected by the purchase of treasury stock of $49,500 during the period.

Bank holding companies, such as ours, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes our risk-based capital at March 31, 2002:

Shareholders' equity                                                $11,074,802
 Less: intangibles                                                            -
                                                                    -----------
 Tier 1 capital                                                      11,074,802

 Plus: allowance for loan losses (1)                                    946,328
                                                                    -----------
 Total capital                                                      $12,021,130
                                                                    ===========

 Risk-weighted assets                                               $75,706,257
                                                                    ===========

 Risk-based capital ratios
    Tier 1 capital (to risk-weighted assets)                              14.63%
    Total capital (to risk-weighted assets)                               15.88%
    Tier 1 capital (to total average assets)                               9.69%

(1) limited to 1.25% of risk-weighted assets


Regulatory Matters
------------------

We are not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

                                  COMMUNITYCORP

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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

                                  COMMUNITYCORP

                                     By:     /s/ W. ROGER CROOK
                                             -----------------------------------
                                             W. Roger Crook
                                             President & Chief Executive Officer


Date:     May 10, 2002               By:     /s/ GWEN P. BUNTON
                                             -----------------------------------
                                             Gwen P. Bunton
                                             Chief Financial Officer