Form 10-Q
period 2002-06-30
COMMUNITYCORP
filed 2002-08-13
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from                              to

Commission File Number 33-76644

COMMUNITYCORP
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation)	57-1019001 (I.R.S. Employer Identification No.)

1100 N. Jefferies Boulevard
Walterboro, SC 29488
(Address of principal executive offices, including zip code)

(843) 549-2265
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

300,000 shares of common stock, $5 par value, as of July 31, 2002

EXHIBIT INDEX ON PAGE 2

COMMUNITYCORP

COMMUNITYCORP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$2,866,963	$3,841,132
Federal funds sold and securities purchased under agreements to resell	18,096,000	18,062,000

Total cash and cash equivalents	20,962,963	21,903,132

Time deposits with other banks	299,000	299,000
Investment securities:
Securities available-for-sale	14,544,921	11,343,473
Nonmarketable equity securities	332,375	332,375
Securities held-to-maturity (estimated market value of $3,254,904 and $3,530,683 at June 30, 2002 and December 31, 2001, respectively)	3,172,658	3,499,225

Total investment securities	18,049,954	15,175,073

Loans receivable	73,181,463	71,358,930
Less allowance for loan losses	(1,295,887)	(1,231,051)

Loans, net	71,885,576	70,127,879
Accrued interest receivable	934,313	911,811
Premises, furniture & equipment, net	2,129,483	2,013,147
Other assets	556,829	420,126

Total assets	$114,818,118	$110,850,168

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$10,704,231	$9,230,016
Interest-bearing	91,508,073	89,190,295

	102,212,304	98,420,311
Short-term borrowings	470,000	560,000
Accrued interest payable	503,849	717,570
Other liabilities	96,756	150,176

Total liabilities	103,282,909	99,848,057

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,731,708	1,731,708
Accumulated other comprehensive income	110,291	51,132
Retained earnings	9,202,816	8,648,977
Treasury stock (23,324 shares in 2002 and 21,594 shares in 2001)	(1,009,606)	(929,706)

Total shareholders’ equity	11,535,209	11,002,111

Total liabilities and shareholders’ equity	$114,818,118	$110,850,168

See notes to condensed consolidated financial statements

COMMUNITYCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Interest income:
Loans, including fees	$2,934,769	$3,206,320	$1,472,218	$1,613,886
Securities	363,432	456,445	190,806	180,914
Other interest income	165,504	479,212	81,649	220,983

Total	3,463,705	4,141,977	1,744,673	2,015,783

Interest expense:
Deposit accounts	1,411,218	2,187,654	680,020	1,048,276
Other interest expense	2,279	12,475	1,122	5,735

Total	1,413,497	2,200,129	681,142	1,054,011

Net interest income	2,050,208	1,941,848	1,063,531	961,772
Provision for loan losses	150,000	142,000	75,000	80,000

Net interest income after provision for loan losses	1,900,208	1,799,848	988,531	881,772

Other operating income:
Service charges	175,126	155,064	86,880	76,662
Other income	58,049	67,200	27,111	30,408

Total	233,175	222,264	113,990	107,070

Other operating expenses:
Salaries and benefits	561,646	538,979	287,056	266,922
Net occupancy expense	75,584	74,116	38,508	36,749
Equipment expense	130,418	127,930	59,608	67,208
Other operating expenses	313,951	372,069	154,834	181,344

Total	1,081,599	1,113,094	540,006	552,223

Income before taxes	1,051,784	909,018	562,516	436,619
Income tax provision	334,099	281,901	182,000	137,000

Net income	$717,685	$627,117	$380,516	$299,619

Earnings per share:
Weighted average common shares outstanding	277,577	281,212	277,176	280,737

Net income per common share	$2.59	$2.23	$1.37	$1.07

See notes to condensed consolidated financial statements

COMMUNITYCORP

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the six months ended June 30, 2002 and 2001
(Unaudited)

	Common Stock		Capital Surplus	Accumulated Other Comprehensive Income	Retained Earning	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2000	300,000	$1,500,000	$1,731,708	$(71,480)	$7,500,834	$(781,206)	$9,879,856
Cash dividends declared—$.55 per share					(154,938)		(154,938)
Net income for the period					627,117		627,117
Other comprehensive income, net of taxes				122,425			122,425

Comprehensive income							749,542

Purchase of Treasury Stock						(81,000)	(81,000)

Balance, June 30, 2001	300,000	$1,500,000	$1,731,708	$50,945	$7,973,013	$(862,206)	$10,393,460

Balance, December 31, 2001	300,000	$1,500,000	$1,731,708	$51,132	$8,648,977	$(929,706)	$11,002,111
Cash dividends declared—$.59 per share					(163,846)		(163,846)
Net income for the period					717,685		717,685
Other comprehensive income, net of taxes				59,159			59,159

Comprehensive income							776,844

Purchase of treasury stock						(79,900)	(79,900)

Balance, June 30, 2002	300,000	$1,500,000	$1,731,708	$110,291	$9,202,816	$(1,009,606)	$11,535,209

See notes to condensed consolidated financial statements

COMMUNITYCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$717,685	$627,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,444	96,214
Provision for possible loan losses	150,000	142,000
Amortization less accretion on investments	19,420	7,764
Amortization of deferred loan costs	34,144	39,738
Gain on sale of premises and equipment	(13,268)	—
(Increase) decrease in interest receivable	(22,502)	156,343
Increase (decrease) in interest payable	(213,721)	191,238
(Increase) decrease in other assets	(167,862)	76,830
Increase (decrease) in other liabilities	(53,420)	10,644

Net cash provided by operating activities	545,920	1,347,888

Cash flows from investing activities:
Net increase in loans to customers	(1,941,841)	(2,353,685)
Purchases of securities available-for-sale	(9,407,734)	(6,499,531)
Maturities of securities available-for-sale	6,278,898	16,126,100
Maturities of securities held-to-maturity	324,853	780,606
Proceeds from disposal of premises and equipment	15,702	—
Purchases of premises and equipment	(214,214)	(12,016)

Net cash provided (used) by investing activities	(4,944,336)	8,041,474

Cash flows from financing activities:
Net increase in deposit accounts	3,791,993	4,670,078
(Decrease) increase in short-term borrowings	(90,000)	80,000
Dividends paid	(163,846)	(154,938)
Purchase of treasury stock	(79,900)	(81,000)

Net cash provided by financing activities	3,458,247	4,514,140

Net increase in cash and cash equivalents	(940,169)	13,903,502
Cash and cash equivalents, beginning of period	21,903,132	8,825,660

Cash and cash equivalents, end of period	$20,962,963	$22,729,162

Cash paid during the period for:
Income taxes	$538,287	$313,588
Interest	$1,627,218	$2,008,891

See notes condensed consolidated financial statements

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2002 and for the interim periods ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2001 Annual Report.

NOTE 2—COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Six Months Ended June 30, 2002:
Unrealized gains (losses) on securities available-for-sale	$90,318	$(31,159)	$59,159
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	90,318	(31,159)	59,159

Other comprehensive income	$90,318	$(31,159)	$59,159

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Six Months Ended June 30, 2001:
Unrealized gains (losses) on securities available-for-sale	$186,801	$(64,376)	$122,425
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	186,801	(64,376)	122,425

Other comprehensive income	$186,801	$(64,376)	$122,425

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—COMPREHENSIVE INCOME—continued

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended June 30, 2002:
Unrealized gains (losses) on securities available-for-sale	$141,217	$(48,788)	$92,429
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	141,217	(48,788)	92,429

Other comprehensive income	$141,217	$(48,788)	$92,429

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended June 30, 2001:
Unrealized gains (losses) on securities available-for-sale	$17,854	$(5,960)	$11,894
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	17,854	(5,960)	11,894

Other comprehensive income	$17,854	$(5,960)	$11,894

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Item 2.     Management’s Discussion and Analysis of Financial Condition

The following is a discussion of the Company’s financial condition as of June 30, 2002 compared to December 31, 2001, and the results of operations for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the six months ended June 30, 2002, net interest income increased $108,360, or 5.58%, as compared to the same period in 2001. Interest and fees on loans decreased $271,551, or 8.47% to $2,934,769 for the six months ended June 30, 2002 as compared to the same period in 2001. Other interest income, which includes interest on federal funds sold, decreased $313,708 or 65.46% to $165,504 for the six months ended June 30, 2002 when compared to the same period in 2001. In addition, interest income on securities decreased $93,013 to $363,432 for the six months ended June 30, 2002 when compared to the same six months ended June 30, 2001. Interest expense decreased $786,632 to $1,413,497 for the six months ended June 30, 2002 when compared to the same period in 2001. The net interest margin realized on earning assets increased from 3.71% for the six months ended June 30, 2001 to 3.79% for the same period in 2002. The interest rate spread also increased by 32 basis points from 3.01% at June 30, 2001 to 3.33% at June 30, 2002.

Net interest income increased $101,759 or 10.58% to $1,063,531 for the quarter ended June 30, 2002 when compared to the same quarter ended June 30, 2001. Interest on loans and fees decreased $141,668 or 8.78% to $1,472,218 for the quarter ended June 30, 2002 when compared to the same period in 2001. Other interest income decreased $139,334 from $220,983 for the quarter ended June 30, 2001 to $81,649 for the quarter ended June 30, 2002. The interest income on securities for the quarter ending June 30, 2002 increased $9,892 to $190,806 when compared to the same period in 2001. Interest expense on deposits decreased 35.38% to $372,869 for the quarter ended June 30, 2002 when compared to the same period in 2001. The net interest margin realized on earning assets increased from 3.73% for the quarter ended June 30, 2001 to 3.91% for the quarter ended June 30, 2002. The interest rate spread also increased from 3.00% for the quarter ended June 30, 2001 to 3.34% for the same period in 2002.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2002, the provision charged to expense was $150,000, as compared to $142,000 for the same period in 2001. For the quarter ended June 30, 2002 and 2001, the provision charged to expense was $75,000 and $80,000, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the six months ended June 30, 2002 was $233,175, an increase of $10,911 or 4.91% from the comparable period in 2001. Service charges on deposit accounts increased $20,062 from the period ended June 30, 2001 to $175,126 for the period ended June 30, 2002. The increase is partially attributable to a shift in deposit accounts to noninterest bearing checking accounts. Other income decreased 13.62% to $58,049 for the six months ended June 30, 2002 when compared to the same period ended June 30, 2001.

For the quarter ended June 30, 2002, noninterest income increased $6,920 or 6.46% over the same period in 2001. This increase is primarily due to service charges, which increased 13.33% from the quarter ended June 30, 2001 to $86,880 for the quarter ended June 30, 2002. The increase in noninterest bearing deposit accounts led to the increase in service charges.

COMMUNITYCORP

Item 2.    Management’s Discussion and Analysis of Financial Condition—continued

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2002 was $1,081,599 or 2.83% lower than the six months ended June 30, 2001. Salaries and employee benefits increased from $538,979 for the six months ended June 30, 2001 to $561,646 for the six months ended June 30, 2002. This increase is primarily attributable to annual pay raises. Other operating expenses decreased $58,118 or 15.62% to $313,951 for the six months ended June 30, 2002 when compared to the same period in 2001. Other operating expenses included a one time writedown of $20,983 on the disposal of other real estate owned during 2001 that did not exist in 2002.

For the quarter ended June 30, 2002, noninterest expense decreased $12,217 or 2.21% over the same period in 2001. This increase was largely attributable to the decrease of other operating expenses of $26,510 or 14.62% to $154,834 for the quarter ended June 30, 2002 when compared to the quarter ended June 30, 2001. Salaries and employee benefits also increased $20,134 or 7.54% to $287,056 during the same comparable period for the quarter ended June 30, 2002.

Income Taxes

The income tax provision for the six months ended June 30, 2002 was $334,099 as compared to $281,901 for the same period in 2001. This increase was primarily a result of an increase in income before taxes. The effective tax rates were 31.76% and 31.01% for the six months ended June 30, 2002 and June 30, 2001, respectively. The effective tax rates were 32.35% and 31.38% for the quarter ended June 30, 2002 and June 30, 2001, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2002 of $717,685 as compared to $627,117 for the same period in 2001. This represents an increase of $90,568 or 14.44% over the same period in 2001. Net income for the quarter ended June 30, 2002 was $380,516, or 27.00% higher than for the same period in 2001. The increase in net interest income and decrease in noninterest expenses resulted in the increase in the six and three month period.

Assets and Liabilities

During the first six months of 2002, total assets increased $3,967,950, or 3.58%, when compared to December 31, 2001. This increase was primarily a result of an increase in securities available for sale and loans. Total investment securities increased $2,874,881 from December 31, 2001 to $18,049,954 at June 30, 2002. Loans increased $1,822,533, or 2.55%, to $73,181,463 at June 30, 2002. Total deposits also increased by 3.85%, or $3,791,993, from December 31, 2001 to $102,212,304 at June 30, 2002. While noninterest-bearing deposits increased 15.97% from December 31, 2001 to $10,704,231, interest-bearing deposits also increased $2,317,778 or 2.6% to $91,508,073 at June 30, 2002.

Loans

The demand for loans continued to increase in the Walterboro marketplace during the first six months of 2002. Gross loans increased $1,822,533 or 2.55% during the period. Balances within the major loans receivable categories as of June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001
Real estate—construction	$5,370,108	$6,312,748
Real estate—mortgage	27,163,048	24,844,649
Commercial and industrial	28,399,402	25,868,360
Consumer and other	12,248,905	14,333,173

	$73,181,463	$71,358,930

COMMUNITYCORP

Item 2.    Management’s Discussion and Analysis of Financial Condition—continued

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2002	December 31, 2001
Loans: Nonaccrual loans	$2,889,476	$1,096,532
Accruing loans more than 90 days past due	$—	$3,000
Loans identified by the internal review mechanism:
Criticized	$82,649	$—
Classified	$2,886,268	$1,764,786

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2002	2001
Balance, January 1,	$1,231,051	$1,173,832
Provision for loan losses for the period	150,000	142,000
Net loans (charged-off) recovered for the period	(85,164)	(91,166)

Balance, end of period	$1,295,887	$1,224,666

Gross loans outstanding, end of period	$73,181,463	$71,358,930
Allowance for loan losses to loans outstanding	1.77%	1.72%

Deposits

Total deposits increased $3,791,993 or 3.85% from December 31, 2001. The largest change was an increase in interest-bearing deposits. Interest-bearing deposits increased $2,317,778 to $91,508,073 at June 30, 2002. Expressed in percentages, interest-bearing deposits increased 2.60%. The increases were attributable to normal growth of the Bank.

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001
Noninterest-bearing demand deposits	$10,704,231	$9,230,016
Interest-bearing demand deposits	14,380,569	14,692,130
Savings deposits	25,088,751	16,815,417
Certificates of deposit	52,038,753	57,682,748

	$102,212,304	$98,420,311

Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 71.27% at June 30, 2002 and 72.09% at December 31, 2001.

COMMUNITYCORP

Item 2.    Management’s Discussion and Analysis of Financial Condition—continued

Securities available-for-sale, which totaled $14,544,921 at June 30, 2002, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds. At June 30, 2002, unused lines of credit totaled $3,000,000.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders’ equity increased from $11,002,111 at December 31, 2001 to $11,535,209 at June 30, 2002. The increase of $533,098 is attributable to earnings for the period of $717,685. The increase was also attributable to an increase of $59,159 in the fair value for securities available for sale for the period. Equity was negatively affected by the purchase of treasury stock of $79,900 during the period and by the payment of dividends which totaled $163,846.

Bank holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company’s assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank’s risk-based capital at June 30, 2002:

Shareholders’ equity	$11,410,614
Less: intangibles	—

Tier 1 capital	11,410,614

Plus: allowance for loan losses(1)	981,000

Total capital	$12,391,614

Net risk-weighted assets	$78,173,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	14.60%
Total capital (to risk-weighted assets)	15.85%
Tier 1 capital (to quarterly average assets)	9.94%

(1)	limited to 1.25% of gross risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

COMMUNITYCORP

Item 2.    Management’s Discussion and Analysis of Financial Condition—continued

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $4,720,000 and standby letters of credit of $434,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

COMMUNITYCORP

PART II—OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

On April 23, 2002, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing three directors for three-year terms, and (b) ratifying the appointment of Tourville, Simpson and Caskey, L.L.P., as the Company’s independent auditors for the fiscal year ending December 31, 2002.

The nominees for director received the number of affirmative votes of shareholders required for such nominee’s election in accordance with the Bylaws of the Company with 204,102 shareholders voting for the nominees out of a total 300,000 outstanding shareholders. There were no abstention votes or no votes against their election. There were 900 votes withheld.

Tourville, Simpson and Caskey, L.L.P. also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 300,000 outstanding shareholders of the Company, 204,102 shareholders voted for their selection as independent auditors. There were no abstention or no votes against their selection as auditors. There were 900 votes withheld.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

(b)   Reports on Form 8-K—No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Items 1, 2, 3, and 5 are not applicable.

COMMUNITYCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

By:	/s/ W. ROGER CROOK
W. Roger Crook President & Chief Executive Officer

By:	/s/ GWEN P. BUNTON
Gwen P. Bunton Chief Financial Officer

Date:    August 12, 2002