Form 10-Q
period 2002-09-30
COMMUNITYCORP
filed 2002-11-12
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the date of this filing.

274,529 shares of common stock, $5 par value, as of October 31, 2002

EXHIBIT INDEX ON PAGE 2

COMMUNITYCORP

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,503,419	$3,841,132
Federal funds sold and securities purchased under agreements to resell	15,396,000	18,062,000

Total cash and cash equivalents	19,899,419	21,903,132

Time deposits with other banks	299,000	299,000
Investment securities:
Securities available-for-sale	14,463,074	11,343,473
Nonmarketable equity securities	332,375	330,375
Securities held-to-maturity (estimated market value of $3,182,751 and $3,530,683 at September 30, 2002 and December 31, 2001, respectively)	3,055,902	3,499,225

Total investment securities	17,851,351	15,173,073

Loans receivable	76,113,112	71,358,930
Less allowance for loan losses	(1,298,751)	(1,231,051)

Loans, net	74,814,361	70,127,879
Accrued interest receivable	870,287	911,811
Premises, furniture & equipment, net	2,097,994	2,013,147
Other assets	433,809	422,126

Total assets	$116,266,221	$110,850,168

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$12,655,881	$9,230,016
Interest-bearing	90,814,830	89,190,295

	103,470,711	98,420,311
Short-term borrowings	310,000	560,000
Accrued interest payable	471,481	717,570
Other liabilities	129,758	150,176

Total liabilities	104,381,950	99,848,057

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,731,708	1,731,708
Accumulated other comprehensive income	149,106	51,132
Retained earnings	9,610,128	8,648,977
Treasury stock (25,471 shares in 2002 and 21,594 shares in 2001)	(1,106,671)	(929,706)

Total shareholders’ equity	11,884,271	11,002,111

Total liabilities and shareholders’ equity	$116,266,221	$110,850,168

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Interest income:
Loans, including fees	$4,437,450	$4,813,491	$1,502,681	$1,607,171
Securities	538,676	619,965	175,244	163,520
Other interest income	250,416	649,616	84,912	170,404

Total	5,226,542	6,083,072	1,762,837	1,941,095

Interest expense:
Deposit accounts	2,041,371	3,168,829	630,153	981,175
Other interest expense	3,274	16,374	995	3,899

	2,044,645	3,185,203	631,148	985,074

Net interest income	3,181,897	2,897,869	1,131,689	956,021
Provision for loan losses	240,000	192,000	90,000	50,000

Net interest income after provision for loan losses	2,941,897	2,705,869	1,041,689	906,021

Other operating income:
Service charges	270,712	255,768	95,586	100,704
Other income	87,276	96,782	29,227	29,582

Total	357,988	352,550	124,813	130,286

Other operating expenses:
Salaries and benefits	852,751	809,093	291,105	270,114
Net occupancy expense	118,861	117,364	43,277	43,248
Equipment expense	194,726	192,979	64,308	65,049
Other operating expenses	477,450	530,806	163,499	158,737

Total	1,643,788	1,650,242	562,189	537,148

Income before taxes	1,656,097	1,408,177	604,313	499,159
Income tax provision	531,099	445,900	197,000	163,999

Net income	$1,124,998	$962,277	$407,313	$335,160

Earnings per share:
Weighted average common shares outstanding	277,134	280,710	275,567	279,721

Net income per common share	$4.06	$3.43	$1.48	$1.20

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
for the nine months ended September 30, 2002 and 2001
(Unaudited)

	Common Stock		Capital Surplus	Accumulated Other Comprehensive Income	Retained Earning	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2000	300,000	$1,500,000	$1,731,708	$(71,480)	$7,500,834	$(781,206)	$9,879,856
Cash dividends declared—$.55 per share					(154,938)		(154,938)
Net income for the period					962,277		962,277
Other comprehensive income, net of taxes				172,377			172,377

Comprehensive Income							1,134,654

Purchase of treasury Stock						(90,000)	(90,000)

Balance, September 30, 2001	300,000	$1,500,000	$1,731,708	$100,897	$8,308,173	$(871,206)	$10,769,572

Balance, December 31, 2001	300,000	$1,500,000	$1,731,708	$51,132	$8,648,977	$(929,706)	$11,002,111
Cash dividends declared—$.59 per share					(163,847)		(163,847)
Net income for the period					1,124,998		1,124,998
Other comprehensive income, net of taxes				97,974			97,974

Comprehensive Income							1,222,972

Purchase of treasury stock						(176,965)	(176,965)

Balance, September 30, 2002	300,000	$1,500,000	$1,731,108	$149,106	$9,610,128	$(1,106,671)	$11,884,271

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$1,124,998	$962,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	144,091	140,961
Provision for possible loan losses	240,000	192,000
Amortization less accretion on investments	27,690	11,308
Amortization of deferred loan costs	49,951	58,971
Gain on sale of premises and equipment	(13,268)	—
(Increase) decrease in interest receivable	41,524	182,938
Increase (decrease) in interest payable	(246,090)	36,238
(Increase) decrease in other assets	(65,285)	42,400
Increase (decrease) in other liabilities	(20,418)	43,698

Net cash provided by operating activities	1,283,193	1,670,791

Cash flows from investing activities:
Net increase in loans to customers	(4,976,433)	(1,696,184)
Purchases of securities available-for-sale	(15,707,734)	(11,323,613)
Maturities of securities available-for-sale	12,712,092	19,208,759
Maturities of securities held-to-maturity	441,251	958,505
Proceeds from disposal of premises and equipment	15,702	—
Purchases of premises and equipment	(231,372)	(11,697)

Net cash provided (used) by investing activities	(7,746,494)	7,135,770

Cash flows from financing activities:
Net increase in demand accounts	5,050,400	4,652,982
(Decrease) increase in short-term borrowings	(250,000)	(150,000)
Dividends paid	(163,847)	(154,938)
Purchase of treasury stock	(176,965)	(90,000)

Net cash provided by financing activities	4,459,588	4,258,044

Net increase in cash and cash equivalents	(2,003,713)	13,064,605
Cash and cash equivalents, beginning of period	21,903,132	8,825,660

Cash and cash equivalents, end of period	$19,899,419	$21,890,265

Cash paid during the period for:
Income taxes	$755,787	$494,588
Interest	$2,290,734	$3,148,965

See notes to condensed consolidated financial statements

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2002 and for the interim periods ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2001 Annual Report.

NOTE 2—COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Nine Months Ended September 30, 2002:
Unrealized gains (losses) on securities available-for-sale	$149,577	$(51,603)	$97,974
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	$149,577	$(51,603)	$97,974

Other comprehensive income	$149,577	$(51,603)	$97,974

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Nine Months Ended September 30, 2001:
Unrealized gains (losses) on securities available-for-sale	$261,626	$(89,249)	$172,377
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	261,626	(89,249)	172,377

Other comprehensive income	$261,626	$(89,249)	$172,377

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 2—COMPREHENSIVE INCOME—continued

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended September 30, 2002:
Unrealized gains (losses) on securities available-for-sale	$59,259	$(20,444)	$38,815
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	59,259	(20,444)	38,815

Other comprehensive income	$59,259	$(20,444)	$38,815

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended September 30, 2001:
Unrealized gains (losses) on securities available-for-sale	$74,824	$(24,872)	$49,952
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	74,824	(24,872)	49,952

Other comprehensive income	$74,824	$(24,872)	$49,952

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Item 2.    Management’s Discussion and Analysis of Financial Condition

The following is a discussion of our financial condition as of September 30, 2002 compared to December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2002, net interest income increased $284,028 or 9.80%, as compared to the same period in 2001. Interest and fees on loans decreased $376,041 or 7.81% to $4,437,450 for the nine months ended September 30, 2002 as compared to the same period in 2001. Other interest income, which includes interest on federal funds sold, decreased $399,200, or 61.45% to $250,416 for the nine months ended September 30, 2002 when compared to the same period in 2001. Interest income on securities decreased $81,289, or 13.11%, to $538,676 for the nine months ended September 30, 2002 when compared to the same nine months ended September 30, 2001. Although the volume of loans and securities increased during the nine months ended September 30, 2002, the decline in interest rates led to the overall decrease in interest earned on these assets. Interest expense on deposits decreased 35.57% from $3,168,829 for the nine months ended September 30, 2001 to $2,041,371 for the same period ended September 30, 2002. This decrease was also attributable to the decline in the cost of funds. The net interest margin realized on earning assets decreased from 3.64% for the nine months ended September 30, 2001 to 2.49% for the same period in 2002. The interest rate spread decreased from 2.90% as of September 30, 2001 to 1.78% at September 30, 2002.

Net interest income increased $175,668, or 18.37%, to $1,131,689 for the quarter ending September 30, 2002 when compared to the same quarter ended September 30, 2001. Interest on loans and fees decreased $104,490 or 6.50% to $1,502,681 for the quarter ended September 30, 2002 when compared to the same period in 2001. Other interest income decreased $85,492, or 50.17% from $170,404 for the quarter ended September 30, 2001 to $84,912 for the quarter ended September 30, 2002. The interest income on securities for the quarter ending September 30, 2002 increased $11,724, or 7.17% to $175,244 when compared to the same period in 2001. Interest expense decreased $353,926 to $631,148 for the quarter ended September 30, 2002 when compared to the same period in 2001. This decrease in the cost of funds during the quarter led to the increase in net interest income when comparing the two quarters. The net interest margin realized on earning assets increased from 3.5% for the quarter ended September 30, 2001 to 4.06% for the quarter ended September 30, 2002. The interest rate spread increased to 3.62% for the quarter ended September 30, 2002 from 2.69% for the quarter ended September 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2002, the provision charged to expense was $240,000. This was $48,000 more than for the comparable period in 2001. The provision charged to expense for the quarter ended September 30, 2002 was $90,000 as compared to $50,000 for the same quarter a year ago. The increases in the provision for the quarter and the nine months are attributable to growth in the loan portfolio and an increase in charged-off loans. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2002 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.71% of total loans at September 30, 2002, as compared to 1.77% at September 30, 2001.

Noninterest Income

Noninterest income during the nine months ended September 30, 2002 was $357,988 an increase of $5,438 or 1.54% from the comparable period in 2001. Service charges on deposit accounts increased $14,944 or 5.84% from the period ended September 30, 2001 to $270,712 for the period ended September 30, 2002. Other income decreased 9.82% to $87,276 for the nine months ended September 30, 2002 when compared to the same period ended September 30, 2001.

For the quarter ended September 30, 2002, noninterest income decreased $5,473 or 4.20% over the same period in 2001. This decrease is primarily due to service charges, which decreased 5.08% from the quarter ended September 30, 2001 to $95,586 for the quarter ended September 30, 2002.

COMMUNITYCORP

Item 2.    Management’s Discussion and Analysis of Financial Condition—continued

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2002 was $1,643,788, or .39%, lower than the nine months ended September 30, 2001. Salaries and employee benefits increased from $809,093 for the nine months ended September 30, 2001 to $852,751 for the nine months ended September 30, 2002. This increase is primarily attributable to the addition of several full time employees and a loan officer. Other operating expenses decreased $53,356, or 10.05%, to $477,450 for the nine months ended September 30, 2002 when compared to the same period in 2001. Included in 2001 other operating expenses was $20,983 related to the writedown on a parcel of real estate. There were no writedowns in 2002.

For the quarter ended September 30, 2002, noninterest expense increased $25,041, or 4.66%, over the same period in 2001. Salaries and employee benefits increased $20,991, or 7.77%, from $270,114 for the quarter ended September 30, 2001 to $291,105 for the quarter ended September 30, 2002. The increase was due to the same reasons discussed above.

Income Taxes

The income tax provision for the nine months ended September 30, 2002 was $531,099 as compared to $445,900 for the same period in 2001. This increase was primarily as a result of a increase in income before taxes. The effective tax rates were 32.07% and 31.67% for the nine months ended September 30, 2002 and September 30, 2001, respectively. The effective tax rates were 32.60% and 32.86% for the quarter ended September 30, 2002 and September 30, 2001, respectively.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2002 of $1,124,998 as compared to $962,277 for the same period in 2001. This represents a increase of $162,721, or 16.91%, over the same period in 2001. Net income for the quarter ended September 30, 2002 was $407,313, or 21.53% higher than for the same period in 2001. The increase in net interest income is primarily due to the decrease in the cost of funds.

Assets and Liabilities

During the first nine months of 2002, total assets increased $5,416,053, or 4.89% when compared to December 31, 2001. Total investment securities increased $2,678,278 from December 31, 2001 to $17,851,351 at September 30, 2002. Loans increased $4,754,182, or 6.66%, to $76,113,112 at September 30, 2002. Total deposits also increased by 5.13%, or $5,050,400, from December 31, 2001 to $103,470,711 at September 30, 2002. Noninterest-bearing deposits increased 37.11% from December 31, 2001 to $12,655,881. Interest-bearing deposits increased $1,624,535, or 1.82%, to $90,814,830 at September 30, 2002. This increase was attributable to additional funds received from Charleston County and to normal growth of the Bank.

COMMUNITYCORP

Item 2.    Management’s Discussion And Analysis Of Financial Condition—continued

Loans

The demand for loans was strong in the Bank of Walterboro marketplace during the first nine months of 2002. Gross loans increased $4,754,182 or 6.66% during the period. Balances within the major loans receivable categories as of September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001
Real estate – construction	$5,423,694	$6,312,748
Real estate – mortgage	30,102,503	24,844,649
Commercial and industrial	27,397,011	25,868,360
Consumer and other	13,189,904	14,333,173

	$76,113,112	$71,358,930

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,	December 31
	2002	2001
Loans: Nonaccrual loans	$2,985,548	$1,096,532
Accruing loans more than 90 days past due	$—	$3,000
Loans identified by the internal review mechanism:
Criticized	$136,433	$—
Classified	$3,597,648	$1,764,786

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2002	2001
Balance, January 1,	$1,231,051	$1,173,832
Provision for loan losses for the period	240,000	192,000
Net loans (charged-off) recovered for the period	(172,300)	(143,194)

Balance, end of period	$1,298,751	$1,222,638

Gross loans outstanding, end of period	$76,113,112	$69,288,742
Allowance for loan losses to loans outstanding	1.71%	1.77%

COMMUNITYCORP

Item 2.    Management’s Discussion And Analysis Of Financial Condition—continued

Deposits

Total deposits increased $5,050,400 or 5.13% from December 31, 2001. The largest change was an increase in savings deposits. Savings deposits increased $6,514,743 or 38.74% at September 30, 2002. Certificates of deposit decreased $6,032,878 or 10.46% to at September 30, 2002. Expressed in percentages, interest-bearing deposits increased 7.78%. Noninterest-bearing demand deposits increased $3,425,865 or 37.12%. The increase in noninterest-bearing demand deposits was attributable to normal growth of the Bank. The increase in savings deposits is partially attributable to the movement of funds from certificates of deposit to savings deposits anticipating rate increases. The decrease in certificates of deposits is also partially attributable to the withdrawal of certain Colleton County funds.

Balances within the major deposit categories as of September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001
Noninterest-bearing demand deposits	$12,655,881	$9,230,016
Interest-bearing demand deposits	15,834,800	14,692,130
Savings deposits	23,330,160	16,815,417
Certificates of deposit	51,649,870	57,682,748

	$103,470,711	$98,420,311

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 73.34% at September 30, 2002 and 72.09% at December 31, 2001.

Securities available-for-sale, which totaled $14,463,074 at September 30, 2002, serves as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds. At September 30, 2002, unused lines of credit totaled $3,000,000.

Capital Resources

Total shareholders’ equity increased from $11,002,111 at December 31, 2001 to $11,884,271 at September 30, 2002. The increase of $882,160 is partially attributed to earnings for the period of $1,124,998. Equity was negatively affected by the purchase of treasury stock of $176,965 during the period.

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

COMMUNITYCORP

Item 2.    Management’s Discussion And Analysis Of Financial Condition—continued

Capital Resources—continued

The following table summarizes the Bank’s risk-based capital at September 30, 2002:

Shareholders’ equity	$11,821,741
Less: net unrealized gains on securities available-for-sale	149,577

Tier 1 capital	11,672,164

Plus: allowance for loan losses (1)	1,016,000

Total capital	$12,688,164

Risk-weighted assets	$80,971,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	14.42%
Total capital (to risk-weighted assets)	15.67%
Tier 1 capital (to total average assets)	10.03%

(1)	limited to 1.25% of risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $5,469,000 and standby letters of credit of $446,000 through various types of commercial lending agreements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

COMMUNITYCORP

Item 4.    Controls and Procedures

(a)    Based on their evaluation of the issuer’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer’s chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b)    There were no significant changes in the issuer’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

COMMUNITYCORP

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a	)	Exhibits

(b	)	Reports on Form 8-K—No reports on Form 8-K were filed during the quarter ended September 30, 2002.

Items 1, 2, 3, 4, and 5 are not applicable.

COMMUNITYCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

By:	/s/ W. ROGER CROOK
W. Roger Crook President & Chief Executive Officer

Date: November 12, 2002	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton Chief Financial Officer

COMMUNITYCORP

CERTIFICATIONS

I, W. Roger Crook, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Communitycorp;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ W. ROGER CROOK
W. Roger Crook President and Chief Executive Officer

COMMUNITYCORP

CERTIFICATIONS

I, Gwendolyn P. Bunton, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of Communitycorp;

8.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ GWEN P. BUNTON
Gwen P. Bunton Vice President and Cashier