Form 10-K
period 2002-12-31
COMMUNITYCORP
filed 2003-03-31
CIK 1020347

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                  For the fiscal year ended December 31, 2002

                                       or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from              to
                                        -------------    -------------

                          Commission file no. 33-76644

                                  COMMUNITYCORP
                         (Name of Issuer in Its Charter)

        South Carolina                                        57-1019001
 (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

        1100 N. Jefferies Blvd.
      Walterboro, South Carolina                                 29488
(Address of Principal Executive Offices)                       (Zip Code)

                                 (843) 549-2265
                 Issuer's Telephone Number, Including Area Code

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2003 was $12,428,055. This calculation is based upon $45, the last trade price of the common stock of which the Company is aware. There is no active trading market for the common stock and trades are limited and sporadic.

     There were 276,179 shares of the Company's common stock issued and outstanding as of the record date, March 10, 2003.

   Transitional Small Business Disclosure Format. (Check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

      Company's 2002 Annual Report and Proxy Statement for the 2003 Annual
                            Meeting of Shareholders.

================================================================================

                                  COMMUNITYCORP

                                     PART I

FORWARD-LOOKING STATEMENTS

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

Item 1. Description of Business

General

Communitycorp was organized in 1995 to serve as a bank holding company for Bank of Walterboro. The bank commenced business on May 1, 1989 as a South Carolina state-chartered bank headquartered in Walterboro, South Carolina. The principal business activity of the Company is to provide banking services to domestic markets, principally in Colleton County and Northern Charleston County, South Carolina. The Company opened an additional branch in 1998 in Ravenel, South Carolina and opened a branch on Forest Hills Road in Walterboro in 2001.

Our primary source of revenue is interest income and fees, which we earn by lending and investing our capital and the funds which are held on deposit. Because loans generally earn higher rates of interest than investments, the bank seeks to employ as many of its deposit funds as possible in the form of loans to individuals and businesses. To ensure sufficient liquidity, we also maintain a portion of the Bank's

                                  COMMUNITYCORP
deposits in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves (known as "federal funds sold") to correspondent banks. The revenue which the bank earns (prior to deducting its overhead expenses) is essentially a function of the amount of the Bank's loans and deposits, as well as the profit margin ("interest spread") and fee income.

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

                                  COMMUNITYCORP

Competition

Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. As of December 31, 2002, there were approximately four commercial banks, two savings and loan institutions, and one credit union in the same area as Bank of Walterboro. Many large banking organizations currently operate in the Bank's market area, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal authority to provide most financial services.

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

                                  COMMUNITYCORP

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

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is reputably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The company's common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebutable control presumption.

                                  COMMUNITYCORP

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

                                  COMMUNITYCORP

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

                                  COMMUNITYCORP

Deposit Insurance. Because the Bank's deposits are insured by the Bank Insurance Fund (BIF), the Bank is subject to insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on those obligations issued by the Financing Corporation ("FICO"). To cover those obligations, during 2002, the FDIC assessed BIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits, and also assessed SAIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits. Currently, the FDIC is assessing BIF-insured and SAIF-insured deposits each 1.68 basis points per $100 of deposits to cover the interest on FICO obligations. The FICO assessment is based on deposit balances and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

                                  COMMUNITYCORP

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

                                  COMMUNITYCORP

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

                                  COMMUNITYCORP

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

                                  COMMUNITYCORP

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

Employees

As of March 10, 2003, the Bank had thirty-three full-time and three part-time employees. The Company had no employees.

Item 2. Description of Property

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

Item 3. Legal Proceedings

The Company may from time to time be a party to various legal proceedings arising in the ordinary course of business, but management of the Company is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Company's business and operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  COMMUNITYCORP

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

In response to this Item, the information contained on page 45 of the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

In response to this Item, the information contained on pages 8 through 23 of the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 7. Financial Statements

In response to this Item, the information contained on pages 24 through 43 of the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) (1) (i) - (iv) (A) - Tourville, Simpson and Caskey, LLP (TSC), which served as the principal independent accountant for the Registrant since May 1989, resigned from such position effective January 2, 2003. TSC's report on the financial statements of the Company for each of the years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's three most recent fiscal years ended December 31, 2002 and the subsequent interim period through January 2, 2003, there were no disagreements between the Company and TSC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of TSC, would have caused it to make reference to the subject matter of the disagreements in connection with its report. A letter from TSC is attached as Exhibit 16.1 to this Report.

          (2) Elliott Davis, LLC certified public accountants was engaged by the Registrant on January 2, 2003, to audit the financial statements for the year ending December 31, 2002. The Registrant did not consult Elliott Davis regarding any of the matters set forth in Item 304 (1) (2) (i) or (ii) of Regulation S-B

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

In response to this Item, the information contained on pages 2 through 3 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2003 is incorporated herein by reference.

Item 10. Executive Compensation

In response to this Item, the information contained on page 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2003 is incorporated herein by reference

                                  COMMUNITYCORP

Item 11. Security Ownership of Certain Beneficial Owners and Management

In response to this Item, the information contained on page 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2003 is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

In response to this Item, the information contained on page 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2003 is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     13.1. Annual Report of Shareholders for the year ended December 31, 2002

     21.1 Subsidiaries of the Company

(b)  Reports on Form 8-K

     The Company filed an amended Report on Form 8-K on February 5, 2003 pursuant to Item 4 thereof relating to change of the Company's accountants. See Part II, Item 8 above.

Item 14. Controls and Procedures

(a) Based on his evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this annual report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  COMMUNITYCORP

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BANK OF WALTERBORO


Date: March 28, 2003                   By: /s/ W. Roger Crook
                                           -------------------------------------
                                           W. Roger Crook.
                                           President and Chief Executive Officer

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

Signature                       Title                            Date
---------                       -----                            ----


-----------------------------
W. Roger Crook                  President, Director (CEO)        March 28, 2003


-----------------------------
Gwendolyn P. Bunton             Vice President (CFO)             March 28, 2003


-----------------------------
Peden B. McLeod                 Director                         March 28, 2003
                                & Chairman of the Board


-----------------------------
George W. Cone                  Director & Corporate Secretary   March 28, 2003


-----------------------------
J. Barnwell Fishburne           Director                         March 28, 2003


-----------------------------
Harry L. Hill                   Director                         March 28, 2003


-----------------------------
Steven D. Murdaugh              Director                         March 28, 2003


-----------------------------
Robert E. Redfearn              Director                         March 28, 2003


-----------------------------
Harold M. Robertson             Director                         March 28, 2003

                                  COMMUNITYCORP

CERTIFICATIONS

I, W. Roger Crook, certify that:

1.   I have reviewed this annual report on Form 10-K of Communitycorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                       /s/ W. ROGER CROOK
                                           -------------------------------------
                                           W. Roger Crook
                                           President and Chief Executive Officer

                                  COMMUNITYCORP

CERTIFICATIONS

I, Gwendolyn P. Bunton, certify that:

1.   I have reviewed this annual report on Form 10-K of Communitycorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                                  /s/ GWEN P. BUNTON
                                                      --------------------------
                                                      Gwen P. Bunton
                                                      Vice President and Cashier

                                  COMMUNITYCORP

INDEX TO EXHIBITS

13.1.   Annual Report of Shareholders for the year ended December 31, 2002

16.1    Change In Certifying Accountants

21.1    Subsidiaries of the Company