Form 10QSB
period 2003-03-31
COMMUNITYCORP
filed 2003-05-15
CIK 1020347

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition Period from __________ to __________

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

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X NO __

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         276,734 shares of common stock, $5 par value, as of May 8, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                  COMMUNITYCORP

                                      INDEX

                                                                                                          Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002........................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2003 and 2002............4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2003 and 2002........................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002........6

         Notes to Condensed Consolidated Financial Statements................................................7

Item 2. Management's Discussion and Analysis or Plan of Operations...........................................8-12

Item 3. Controls and Procedures..............................................................................12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................................................13

         (a) Exhibits........................................................................................13

         (b) Reports on Form 8-K.............................................................................13

Signature....................................................................................................14

Certifications...............................................................................................15-16

                                  COMMUNITYCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               March 31,        December 31,
                                                                                 2003               2002
                                                                           ---------------    ---------------
ASSETS:
  Cash and cash equivalents:
    Cash and due from banks                                                $     4,695,445    $     4,772,998
    Federal funds sold and securities purchased under
     agreements to resell                                                       19,946,000         17,052,000
                                                                           ---------------    ---------------
      Total cash and cash equivalents                                           24,641,445         21,824,998
                                                                           ---------------    ---------------

  Time deposits with other banks                                                   299,000            299,000

  Investment securities:
    Securities available-for-sale                                               13,650,173         12,660,654
    Nonmarketable equity securities                                                334,875            334,875
    Securities held-to-maturity (estimated market value of
     $2,961,875 and $3,156,497 at March 31, 2003 and December 31,
     2002, respectively)                                                         2,795,441          3,050,279
                                                                           ---------------    ---------------
      Total investment securities                                               16,780,489         16,045,808
                                                                           ---------------    ---------------

  Loans receivable                                                              75,833,439         75,175,621
  Less allowance for loan losses                                                (1,338,614)        (1,319,202)
                                                                           ---------------    ---------------
      Loans, net                                                                74,494,825         73,856,419

  Accrued interest receivable                                                      806,132            788,666
  Premises, furniture & equipment, net                                           2,211,126          2,169,151
  Other assets                                                                     858,993            791,188
                                                                           ---------------    ---------------

      Total assets                                                         $   120,092,010    $   115,775,230
                                                                           ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Deposits:
    Noninterest-bearing                                                    $    11,083,455    $     9,303,802
    Interest-bearing                                                            95,454,370         93,315,957
                                                                           ---------------    ---------------
      Total deposits                                                           106,537,825        102,619,759

  Short-term borrowings                                                            260,000            400,000
  Accrued interest payable                                                         480,078            422,502
  Other liabilities                                                                243,261             83,792
                                                                           ---------------    ---------------
      Total liabilities                                                        107,521,164        103,526,053
                                                                           ---------------    ---------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value, 3,000,000 shares authorized and unissued
  Common stock, $5 par value, 3,000,000 shares authorized,
   300,000 shares issued and outstanding                                         1,500,000          1,500,000
  Capital surplus                                                                1,731,708          1,731,708
  Accumulated other comprehensive income                                           156,418            128,119
  Retained earnings                                                             10,187,666          9,993,521
  Treasury stock (23,266 shares in 2003 and 25,471 shares in 2002)              (1,004,946)        (1,104,171)
                                                                           ---------------    ---------------
    Total shareholders' equity                                                  12,570,846         12,249,177
                                                                           ---------------    ---------------

    Total liabilities and shareholders' equity                             $   120,092,010    $   115,775,230
                                                                           ===============    ===============

            See notes to condensed consolidated financial statements.

                                  COMMUNITYCORP

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                             ---------------------------
                                                                 2003           2002
                                                             ------------   ------------
INTEREST INCOME:
  Loans, including fees                                      $  1,444,280   $  1,462,551
  Securities                                                      160,536        172,626
  Other interest income                                            60,280         83,855
                                                             ------------   ------------
    Total                                                       1,665,096      1,719,032
                                                             ------------   ------------

INTEREST EXPENSE:
  Deposit accounts                                                558,036        731,198
  Other interest expense                                              288          1,157
                                                             ------------   ------------
                                                                  558,324        732,355
                                                             ------------   ------------

Net interest income                                             1,106,772        986,677

Provision for loan losses                                          85,000         75,000
                                                             ------------   ------------

Net interest income after provision for loan losses             1,021,772        911,677
                                                             ------------   ------------

OTHER OPERATING INCOME:
  Service charges                                                  97,513         88,246
  Other income                                                     53,993         30,938
                                                             ------------   ------------
    Total                                                         151,506        119,184
                                                             ------------   ------------

OTHER OPERATING EXPENSES:
  Salaries and benefits                                           334,689        274,590
  Net occupancy expense                                            46,461         37,076
  Equipment expense                                                63,253         70,810
  Other operating expenses                                        190,214        159,117
                                                             ------------   ------------
    Total                                                         634,617        541,593
                                                             ------------   ------------

Income before taxes                                               538,661        489,268

Income tax provision                                              165,000        152,099
                                                             ------------   ------------

Net income                                                   $    373,661   $    337,169
                                                             ============   ============

EARNINGS PER SHARE:

Weighted average common shares outstanding                        274,734        277,996
                                                             ============   ============

Net income per common share                                  $       1.36   $       1.21
                                                             ============   ============

            See notes to condensed consolidated financial statements.

                                  COMMUNITYCORP

   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE
           INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                                Accumulated
                                          Common stock                             Other
                                    ------------------------       Capital     Comprehensive     Retained
                                     Shares        Amount          Surplus        Income         Earnings
                                    --------    ------------    ------------   -------------   ------------
Balance, December 31, 2001           300,000    $  1,500,000    $  1,731,708   $      51,132   $  8,648,977

Cash dividends declared
 ($.59 per share)                                                                                  (163,846)

Net income for the period                                                                           337,169

Other comprehensive income
 (loss), net of taxes                                                                (33,270)

Comprehensive income

Purchase of treasury stock
                                    --------    ------------    ------------   -------------   ------------

Balance, March 31, 2002              300,000    $  1,500,000    $  1,731,708   $      17,862   $  8,822,300
                                    ========    ============    ============   =============   ============

Balance, December 31, 2002           300,000    $  1,500,000    $  1,731,708   $     128,119   $  9,993,521

Cash dividends declared
 ($.65 per share)                                                                                  (179,516)

Net income for the period                                                                           373,661

Other comprehensive income,
 net of taxes                                                                         28,299

Comprehensive income

Sale of treasury stock

Purchase of treasury stock
                                    --------    ------------    ------------   -------------   ------------

Balance, March 31, 2003              300,000    $  1,500,000    $  1,731,708   $     156,418   $ 10,187,666
                                    ========    ============    ============   =============   ============

                                      Treasury
                                        Stock           Total
                                    -------------    ------------
Balance, December 31, 2001          $    (929,706)   $ 11,002,111

Cash dividends declared
 ($.59 per share)                                        (163,846)

Net income for the period                                 337,169

Other comprehensive income
 (loss), net of taxes                                     (33,270)
                                                     ------------

Comprehensive income                                      303,899
                                                     ------------

Purchase of treasury stock                (49,500)        (49,500)
                                    -------------    ------------

Balance, March 31, 2002             $    (979,206)   $ 11,092,664
                                    =============    ============

Balance, December 31, 2002          $  (1,104,171)   $ 12,249,177

Cash dividends declared
 ($.65 per share)                                        (179,516)

Net income for the period                                 373,661

Other comprehensive income,
 net of taxes                                              28,299
                                                     ------------

Comprehensive income                                      401,960
                                                     ------------

Sale of treasury stock                    144,225         144,225

Purchase of treasury stock                (45,000)        (45,000)
                                    -------------    ------------

Balance, March 31, 2003             $  (1,004,946)   $ 12,570,846
                                    =============    ============

            See notes to condensed consolidated financial statements.

                                  COMMUNITYCORP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        2003            2002
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    373,661    $    337,169
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation                                                          51,647          46,797
    Provision for possible loan losses                                    85,000          75,000
    Amortization less accretion on investments                             9,156           8,423
    Amortization of deferred loan costs                                      866          17,744
    Gain on sale of premises and equipment                                     -          (5,782)
    (Increase) decrease in interest receivable                           (17,466)         31,413
    Increase (decrease) in interest payable                               57,576         (97,416)
    (Increase) decrease in other assets                                  (67,805)         39,752
    Increase (decrease) in other liabilities                             144,532         (55,873)
                                                                    ------------    ------------
      Net cash provided by operating activities                          637,167         397,227
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loans to customers                                    (724,272)     (1,173,351)
  Purchases of securities available-for-sale                          (5,776,527)     (3,601,640)
  Maturities of securities available-for-sale                          4,821,358       3,348,471
  Maturities of securities held-to-maturity                              254,568         170,975
  Proceeds from disposal of premises and equipment                             -           8,216
  Purchases of premises and equipment                                    (93,622)        (32,616)
                                                                    ------------    ------------
      Net cash provided (used) by investing activities                (1,518,495)     (1,279,945)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand accounts                                      3,918,066       7,208,315
  (Decrease) increase in short-term borrowings                          (140,000)        (60,000)
  Dividends paid                                                        (179,516)       (163,846)
  Sale of treasury stock                                                 144,225               -
  Purchase of treasury stock                                             (45,000)        (49,500)
                                                                    ------------    ------------
      Net cash provided by financing activities                        3,697,775       6,934,969
                                                                    ------------    ------------

Net increase in cash and cash equivalents                              2,816,447       6,052,251

Cash and cash equivalents, beginning of period                        21,824,998      21,903,132
                                                                    ------------    ------------

Cash and cash equivalents, end of period                            $ 24,641,445    $ 27,955,383
                                                                    ============    ============

Cash paid during the period for:

Income taxes                                                        $     40,242    $    104,279

Interest                                                            $    500,748    $    829,771

            See notes to condensed consolidated financial statements.

                                  COMMUNITYCORP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2003 and for the interim periods ended March 31, 2003 and 2002 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp's 2002 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income and related tax effects are as follows:

                                                                     Pre-tax     (Expense)    Net-of-tax
                                                                     Amount       Benefit       Amount
                                                                   ----------   ----------    ----------
FOR THE THREE MONTHS ENDED MARCH 31, 2003:
Unrealized gains (losses) on securities available-for-sale         $   43,236   $  (14,937)   $   28,299
Plus: reclassification adjustment for
 gains (losses) realized in net income                                      -            -             -
                                                                   ----------   ----------    ----------
  Net unrealized gains (losses) on securities                          43,236      (14,937)       28,299
                                                                   ----------   ----------    ----------

    Other comprehensive income                                     $   43,236   $  (14,937)   $   28,299
                                                                   ----------   ----------    ----------

                                                                     Pre-tax      (Expense)   Net-of-tax
                                                                     Amount        Benefit      Amount
                                                                   ----------    ----------   ----------
FOR THE THREE MONTHS ENDED MARCH 31, 2002:
Unrealized gains (losses) on securities available-for-sale         $  (50,899)   $   17,629   $  (33,270)
Plus: reclassification adjustment for
 gains (losses) realized in net income                                      -             -            -
                                                                   ----------    ----------   ----------
  Net unrealized gains (losses) on securities                         (50,899)       17,629      (33,270)
                                                                   ----------    ----------   ----------

    Other comprehensive income                                     $  (50,899)   $   17,629   $  (33,270)
                                                                   ==========    ==========   ==========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                                  COMMUNITYCORP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of the Company's financial condition as of March 31, 2003 compared to December 31, 2002, and the results of operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate" and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended March 31, 2003, net interest income increased $120,095, or 12.17%, as compared to the same period in 2002. The declining interest rate environment resulted in decreased interest income in all categories of assets and decreased interest expense from all sources of funds. Interest income decreased $53,936, or 3.14%, to $1,665,096 for the three months ended March 31, 2003. Interest expense decreased $174,031, or 23.76% to $558,324 for the three months ended March 31, 2003. The net interest margin realized on earning assets increased from 3.64% for the three months ended March 31, 2002 to 3.95% for the same period in 2003. The interest rate spread also increased by 30 basis points from 3.29% at March 31, 2002 to 3.59% at March 31, 2003.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2003, the provision charged to expense was $85,000, as compared to $75,000 in the same period in 2002. The allowance for loan losses is 1.77% of total loans at March 31, 2003 and 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Bank's net income and, possibly, its capital.

Based on present information, management believes the allowance for loan losses is adequate at March 31, 2003 to meet presently known and inherent risks in the loan portfolio.

NONINTEREST INCOME

Noninterest income increased $32,322, or 27.11%, to $151,506 for the three months ended March 31, 2003 from the comparable period in 2002. Service charges on deposit accounts increased 10.50% to $97,513 for the three months ended March 31, 2003, while other income increased $23,058, or 74.53% from March 31, 2002 to $53,993 for the same period in 2003.

                                  COMMUNITYCORP

NONINTEREST EXPENSE

Total noninterest expense for the three months ended March 31, 2003 was $93,024, or 17.18%, greater than the three months ended March 31, 2002. Salaries and employee benefits increased $60,099, or 21.87%, from $274,590 for the three months ended March 31, 2002 to $334,689 for the comparable period in 2003. This increase is primarily attributable to the addition of several full time employees and a loan officer. For the three months ended March 31, 2003, other operating expense was $31,097, or 19.54%, greater than the three months ended March 31, 2002. Net occupancy and equipment expense increased slightly from $107,886 for the three months ended March 31, 2002 to $109,714 for the comparable period in 2003.

INCOME TAXES

The income tax provision for the three months ended March 31, 2003 was $165,000 as compared to $152,099 for the same period in 2002. The increase was primarily a result of an increase in income before taxes. The effective tax rates were 30.63% and 31.09% for the three months ended March 31, 2003 and 2002, respectively.

NET INCOME

The combination of the above factors resulted in net income for the three months ended March 31, 2003 of $373,661 as compared to $337,169 for the same period in 2002. This represents an increase of $36,492, or 10.82%, more than the same period in 2002.

ASSETS AND LIABILITIES

During the first three months of 2003, total assets increased $4,316,780, or 3.73%, when compared to December 31, 2002. Total investment securities increased $734,681 from December 31, 2002 to $16,780,489 at March 31, 2003. Loans
increased $657,818, or 0.88%, to $75,833,439 at March 31, 2003.

Total deposits also increased by 3.82%, or $3,918,066, from December 31, 2002 to $106,537,825 at March 31, 2003. Noninterest-bearing deposits increased $1,779,653 to $11,083,455 at March 31, 2003, interest-bearing deposits increased $2,138,413 or 2.29% to $95,454,370 at March 31, 2003. This increase was a result of continued growth of the Bank.

LOANS

The declining economy resulted in little loan growth in the Bank's marketplace during the first three months of 2003. Gross loans increased $657,818, or 0.88%, during the period. Balances within the major loans receivable categories as of March 31, 2003 and December 31, 2002 are as follows:

                                        March 31,    December 31,
                                          2003           2002
                                      ------------   ------------
Real estate - construction            $  3,886,877   $  3,928,774
Real estate - mortgage                  30,415,048     32,052,444
Commercial and industrial               29,076,032     27,010,050
Consumer and other                      12,455,482     12,184,353
                                      ------------   ------------

  Total gross loans                   $ 75,833,439   $ 75,175,621
                                      ============   ============

                                  COMMUNITYCORP

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                          March 31,
                                                  -------------------------
                                                      2003          2002
                                                  -----------   -----------
Loans: Nonaccrual loans                           $ 3,163,878   $ 2,885,116

Accruing loans more than 90 days past due         $     1,000   $    13,076

Loans identified by the internal review
 mechanism:

   Criticized                                     $   538,745   $   315,787

   Classified                                     $ 3,269,596   $ 3,201,161

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that the Bank will sustain a loss if the deficiencies are not corrected.

Activity in the Allowance for Loan Losses is as follows:

                                                           March 31,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------
Balance, January 1,                               $  1,319,202    $  1,231,051
Provision for loan losses for the period                85,000          75,000
Net loans (charged-off) recovered for the
 period                                                (65,588)        (20,536)
                                                  ------------    ------------
Balance, end of period                            $  1,338,614    $  1,285,515
                                                  ============    ============

Gross loans outstanding, end of period            $ 75,833,439    $ 72,494,001

Allowance for loan losses to loans
 outstanding                                              1.77%           1.77%

DEPOSITS

Total deposits increased $3,918,066, or 3.82%, from December 31, 2002. The largest change was an increase in interest bearing deposits. Interest-bearing demand deposits increased $2,138,413 to $95,454,370 at March 31, 2003. Expressed in percentages, interest bearing deposits increased 2.29% during the period and noninterest bearing deposits increased 19.13%.

Balances within the major deposit categories as of March 31, 2003 and December 31, 2002 are as follows:

                                             March 31,      December 31,
                                               2003            2002
                                           -------------   -------------
Noninterest-bearing demand deposits        $  11,083,455   $   9,303,802
Interest-bearing demand deposits              16,746,498      18,977,055
Savings deposits                              21,741,421      18,014,033
Certificates of deposit                       56,966,451      56,324,869
                                           -------------   -------------

                                           $ 106,537,825   $ 102,619,759
                                           =============   =============

                                  COMMUNITYCORP

LIQUIDITY

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 71.01% at March 31, 2003 and 72.97% at December 31, 2002.

Securities available-for-sale, which totaled $13,650,173 at March 31, 2003, serves as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds. At March 31, 2003, unused lines of credit totaled $3,940,000. We also have a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank's assets as of any quarter end. As of March 31, 2003, the available credit totaled $18,000,000, and there were no draws on this line.

CAPITAL RESOURCES

Total shareholders equity increased from $12,249,177 at December 31, 2002 to $12,570,846 at March 31, 2003. The net increase of $321,669 is attributable to earnings for the period of $373,661 before the payment of $179,516 in cash dividends, the net change for the period of $28,299 in the fair value of securities available-for-sale and the net change of $99,225 from the sales and purchases of treasury stock.

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

The following table summarizes the Bank's risk-based capital at March 31, 2003:

Shareholders' equity                           $ 12,234,913

Less: intangibles                                         -
                                               ------------
Tier 1 capital                                   12,234,913

Plus: allowance for loan losses (1)               1,022,840
                                               ------------
Total capital                                  $ 13,257,753
                                               ============

Risk-weighted assets                           $ 81,532,129
                                               ============

Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets)            15.01%
  Total capital (to risk-weighted assets)             16.26%
  Tier 1 capital (to total average assets)            10.24%

(1) limited to 1.25% of risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

                                  COMMUNITYCORP

REGULATORY MATTERS

We are not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2002 as filed in our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

OFF-BALANCE SHEET RISK

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2003, we had issued commitments to extend credit of $5,847,000 and standby letters of credit of $476,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                  COMMUNITYCORP

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits - The following exhibits are filed with this report.
                99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                The Company filed a Form 8-K on January 7, 2003 regarding the resignation of Tourville, Simpson, and Caskey, LLP as the company's certifying accountant and the engagement of Elliott Davis, LLC, certified public accountants, to audit the company's financial statements for the year ending December 31, 2002.

Items 1, 2, 4, and 5 are not applicable.

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

                                  COMMUNITYCORP

                                        By:  /s/ W. ROGER CROOK
                                             -----------------------------------
                                             W. Roger Crook
                                             President & Chief Executive Officer

Date:  May 12, 2003                     By:  /s/ GWEN P. BUNTON
                                             -----------------------------------
                                             Gwen P. Bunton
                                             Chief Financial Officer

                                  COMMUNITYCORP

                                  Certification

I, W. Roger Crook, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Communitycorp;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003                        /s/ W. ROGER CROOK
                                           -------------------------------------
                                           W. Roger Crook
                                           President and Chief Executive Officer

                                  COMMUNITYCORP

                                  Certification

I, Gwendolyn P. Bunton, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Communitycorp;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                         /s/ GWEN P. BUNTON
                                           --------------------------
                                           Gwen P. Bunton
                                           Vice President and Cashier

                                  COMMUNITYCORP

                                Index to Exhibits

Exhibit
Number      Description

99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.