Form 10QSB
period 2003-06-30
COMMUNITYCORP
filed 2003-08-14
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

247,436 shares of common stock, $5 par value, as of August 11, 2003

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

COMMUNITYCORP

COMMUNITY CORP

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2003	December 31, 2002
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,066,920	$4,772,998
Federal funds sold and securities purchased under agreements to resell	21,593,000	17,052,000

Total cash and cash equivalents	25,659,920	21,824,998

Time deposits with other banks	499,000	299,000
Investment securities:
Securities available-for-sale	11,352,973	12,660,654
Nonmarketable equity securities	214,375	334,875
Securities held-to-maturity (estimated market value of $2,841,824 and $3,156,497 at June 30, 2003 and December 31, 2002, respectively)	2,657,708	3,050,279

Total investment securities	14,225,056	16,045,808

Loans receivable	78,289,899	75,175,621
Less allowance for loan losses	(1,331,789)	(1,319,202)

Loans, net	76,958,110	73,856,419
Accrued interest receivable	783,024	788,666
Premises, furniture & equipment, net	2,206,549	2,169,151
Other assets	900,193	791,188

Total assets	$121,231,852	$115,775,230

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$13,582,723	$9,303,802
Interest-bearing	95,957,108	93,315,957

	109,539,831	102,619,759
Short-term borrowings	400,000	400,000
Accrued interest payable	394,206	422,502
Other liabilities	195,987	83,792

Total liabilities	110,530,024	103,526,053

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,731,708	1,731,708
Accumulated other comprehensive income	169,939	128,119
Retained earnings	10,563,607	9,993,521
Treasury stock (52,031 shares in 2003 and 25,471 shares in 2002)	(3,263,426)	(1,104,171)

Total shareholders’ equity	10,701,828	12,249,177

Total liabilities and shareholders’ equity	$121,231,852	$115,775,230

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$2,898,662	$2,934,769	$1,454,382	$1,472,218
Securities	317,206	363,432	156,670	190,806
Other interest income	116,753	165,504	56,473	81,649

Total	3,332,621	3,463,705	1,667,525	1,744,673

Interest expense:
Deposit accounts	1,055,481	1,411,218	497,445	680,020
Other interest expense	577	2,279	289	1,122

Total	1,056,058	1,413,497	497,734	681,142

Net interest income	2,276,563	2,050,208	1,169,791	1,063,531
Provision for loan losses	160,000	150,000	75,000	75,000

Net interest income after provision for loan losses	2,116,563	1,900,208	1,094,791	988,531

Other operating income:
Service charges	196,889	175,126	99,376	86,880
Other income	78,522	58,049	24,529	27,111

Total	275,411	233,175	123,905	113,991

Other operating expenses:
Salaries and benefits	696,666	561,646	361,977	287,056
Net occupancy expense	60,756	75,584	14,295	38,508
Equipment expense	153,863	130,418	90,610	59,608
Other operating expenses	391,087	313,951	200,873	154,834

Total	1,302,372	1,081,599	667,755	540,006

Income before taxes	1,089,602	1,051,784	550,941	562,516
Income tax provision	340,000	334,099	175,000	182,000

Net income	$749,602	$717,685	$375,941	$380,516

Earnings per share:
Weighted average common shares outstanding	247,892	277,577	278,947	277,176

Net income per common share	$3.02	$2.59	$1.35	$1.37

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Cons olidated Statement of Shareholders’ Equity and Comprehensive Income

for the six months ended June 30, 2003 and 2002

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2001	300,000	$1,500,000	$1,731,708	$51,132	$8,648,977	$(929,706)	$11,002,111
Cash dividends declared ($.59 per share)					(163,846)		(163,846)
Net income for the period					717,685		717,685
Other comprehensive income(loss), net of taxes				59,159			59,159

Comprehensive income							776,844

Purchase of treasury stock						(79,900)	(79,900)

Balance, June 30, 2002	300,000	$1,500,000	$1,731,708	$110,291	$9,202,816	$(1,009,606)	$11,535,209

Balance, December 31, 2002	300,000	$1,500,000	$1,731,708	$128,119	$9,993,521	$(1,104,171)	$12,249,177
Cash dividends declared ($.65 per share)					(179,516)		(179,516)
Net income for the period					749,602		749,602
Other comprehensive income, net of taxes				41,820			41,820

Comprehensive income							791,422

Sale of treasury stock						167,715	167,715
Purchase of treasury stock						(2,326,970)	(2,326,970)

Balance, June 30, 2003	$300,000	$1,500,000	$1,731,708	$169,939	$10,563,607	$(3,263,426)	10,701,828

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$749,602	$717,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103,294	95,444
Provision for possible loan losses	160,000	150,000
Amortization less accretion on investments	25,390	19,420
Amortization of deferred loan costs	741	34,144
Gain on sale of premises and equipment	—	(13,268)
(Increase) decrease in interest receivable	5,642	(22,502)
Decrease in interest payable	(28,296)	(213,721)
Increase in other assets	(109,006)	(167,862)
Increase (decrease) in other liabilities	90,136	(53,420)

Net cash provided by operating activities	997,503	545,920

Cash flows from investing activities:
Net increase in loans to customers	(3,262,432)	(1,941,841)
Purchases of securities available-for-sale	(9,335,949)	(9,407,734)
Maturities of securities available-for-sale	10,682,429	6,278,898
Maturities of securities held-to-maturity	392,262	324,853
Decrease in nonmarketable equity securities	120,500	—
Increase in time deposits with other banks	(200,000)	—
Proceeds from disposal of premises and equipment	—	15,702
Purchases of premises and equipment	(140,692)	(214,214)

Net cash used by investing activities	(1,743,882)	(4,944,336)

Cash flows from financing activities:
Net increase in deposit accounts	6,920,072	3,791,993
(Decrease) increase in short-term borrowings	—	(90,000)
Dividends paid	(179,516)	(163,846)
Sale of treasury stock	167,715
Purchase of treasury stock	(2,326,970)	(79,900)

Net cash provided by financing activities	4,581,301	3,458,247

Net increase in cash and cash equivalents	3,834,922	(940,169)
Cash and cash equivalents, beginning of period	21,824,998	21,903,132

Cash and cash equivalents, end of period	$25,659,920	$20,962,963

Cash paid during the period for:
Income taxes	$433,445	$538,287
Interest	$1,084,354	$1,627,218

See notes to condensed consolidated financial statements

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2003 and for the interim periods ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2002 Annual Report.

NOTE 2 – COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Six Months Ended June 30, 2003:
Unrealized gains (losses) on securities available-for-sale	$63,880	$(22,060)	$41,820
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	63,880	(22,060)	41,820

Other comprehensive income	$63,880	$(22,060)	$41,820

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Six Months Ended June 30, 2002:
Unrealized gains (losses) on securities available-for-sale	$90,318	$(31,159)	$59,159
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	90,318	(31,159)	59,159

Other comprehensive income	$90,318	$(31,159)	$59,159

COMMUNITYCORP

NOTES T O CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – COMPREHENSIVE INCOME – continued

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended June 30, 2003:
Unrealized gains (losses) on securities available-for-sale	$20,644	$(7,123)	$13,521
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	20,644	(7,123)	13,521

Other comprehensive income	$20,644	$(7,123)	$13,521

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended June 30, 2002:
Unrealized gains (losses) on securities available-for-sale	$141,217	$(48,788)	$92,429
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	141,217	(48,788)	92,429

Other comprehensive income	$141,217	$(48,788)	$92,429

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

NOTE 3 – SHAREHOLDERS EQUITY

On June 30, 2003, Communitycorp purchased and redeemed 27,454 share of its common stock, $5.00 par value form Mr. Robert Redfearn, a corporation controlled by Mr. Redfearn and members of Mr. Redfearn’s family, for $80.00 per share or $2,196,320 in the aggregate. The 27,454 shares repurchased by Communitycorp represented 9.92% of the 276,734 shares of common stock outstanding immediately prior to the purchase. An outside consultant reported to the Board that the repurchase of Mr. Redfearn’s shares would be accretive as to all other Communitycorp shareholders in terms of earning per share.

COMMUNITYCORP

Item2.     Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2003 compared to December 31, 2002, and the results of operations for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items tat are based on the beliefs of the Company’s managements, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and exchange Commission.

Results of Operations

Net Interest Income

For the six months ended June 30, 2003, net interest income increased $226,355, or 11.04%, as compared to the same period in 2002. Interest and fees on loans decreased $36,107, or 1.23% to $2,898,662 for the six months ended June 30, 2003 as compared to the same period in 2002. Other interest income, which includes interest on federal funds sold, decreased $48,751 or 29.46% to $116,753 for the six months ended June 30, 2003 when compared to the same period in 2002. In addition, interest income on securities decreased $46,226 to $317,206 for the six months ended June 30, 2003 when compared to the same six months ended June 30, 2002. Interest expense decreased $357,439 to $1,056,058 for the six months ended June 30, 2003 when compared to the same period in 2002. The net interest margin realized on earning assets increased from 3.79% for the six months ended June 30, 2002 to 4.01% for the same period in 2003. The interest rate spread also increased by 33 basis points from 3.33% at June 30, 2002 to 3.66% at June 30, 2003.

Net interest income increased $106,260 or 9.99% to $1,169,791 for the quarter ended June 30, 2003 when compared to the same quarter ended June 30, 2002. Interest on loans and fees decreased $17,836 or 1.21% to $1,454,382 for the quarter ended June 30, 2003 when compared to the same period in 2002. Other interest income decreased $25,176 from $81,649 for the quarter ended June 30, 2002 to $56,473 for the quarter ended June 30, 2003. The interest income on securities for the quarter ending June 30, 2003 decreased $34,136 to $156,670 when compared to the same period in 2002. Interest expense on deposits decreased 26.93% to $497,734 for the quarter ended June 30, 2003 when compared to the same period in 2002. The net interest margin realized on earning assets increased from 3.91% for the quarter ended June 30, 2002 to 4.11% for the quarter ended June 30, 2003. The interest rate spread also increased from 3.34% for the quarter ended June 30, 2002 to 3.79% for the same period in 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2003, the provision charged to expense was $160,000, as compared to $150,000 for the same period in 2002. For the quarter ended June 30, 2003 and 2002, the provision charged to expense was $75,000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

We believe that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of June 30, 2003.

COMMUNITYCORP

Item 2.    Management’s Discussion and Analysis or Plan of Operations – continued

Noninterest Income

Noninterest income during the six months ended June 30, 2003 was $275,411, an increase of $42,236 or 18.11% from the comparable period in 2002. Service charges on deposit accounts increased $21,763 from the period ended June 30, 2002 to $196,889 for the period ended June 30, 2003. The increase is partially attributable to a shift in deposit accounts to noninterest bearing checking accounts. Other income increased 35.27% to $78,522 for the six months ended June 30, 2003 when compared to the same period ended June 30, 2002.

For the quarter ended June 30, 2003, noninterest income increased $9,914 or 8.69% over the same period in 2002. This increase is primarily due to service charges, which increased 14.38% from the quarter ended June 30, 2002 to $99,376 for the quarter ended June 30, 2003. The increase in noninterest bearing deposit accounts led to the increase in service charges.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2003 increased $220,773 or 20.41% over the same period in 2002. Salaries and employee benefits increased from $561,646 for the six months ended June 30, 2002 to $696,666 for the six months ended June 30, 2003. This increase is primarily attributable to the addition of several full time employees and a loan officer and to normal annual pay raises. Other operating expenses increased $77,136 or 24.57% to $391,087 for the six months ended June 30, 2003 when compared to the same period in 2002.

For the quarter ended June 30, 2003, noninterest expense increased $127,749 or 23.66% over the same period in 2002. This increase was largely attributable to the increase of other operating expenses of $46,039 or 29.73% to $200,873 and to the increase of salaries and employee benefits of $74,921 or 26.10% to $361,977 for the quarter ended June 30, 2003 when compared to the quarter ended June 30, 2002. The increase in salaries and employee benefits is primarily attributable to the addition of several full time employees and a loan officer and to normal annual pay raises.

Income Taxes

The income tax provision for the six months ended June 30, 2003 was $340,000 as compared to $334,099 for the same period in 2002. This increase was primarily a result of an increase in income before taxes. The effective tax rates were 31.20% and 31.76% for the six months ended June 30, 2003 and June 30, 2002, respectively. The effective tax rates were 31.76% and 32.35% for the quarter ended June 30, 2003 and June 30, 2002, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2003 of $749,602 as compared to $717,685 for the same period in 2002. This represents an increase of $31,917 or 4.45% over the same period in 2002. Net income for the quarter ended June 30, 2003 was $4,575 or 1.20% lower than for the same period in 2002.

Assets and Liabilities

During the first six months of 2003, total assets increased $5,456,622, or 4.71%, when compared to December 31, 2002. This increase was primarily a result of an increase in cash and cash equivalents and loans of $3,834,922 and $3,114,278, or 17.57% and 4.14%, respectively from the corresponding amounts for December 31, 2002. These increases were reduced by the decrease in investment securities of $1,820,752 or 11.35% from December 31, 2002 to $14,225,056 at June 30, 2003.

Total deposits increased by 6.74%, or $6,920,072, from December 31, 2002 to $109,539,831 at June 30, 2003. Noninterest-bearing deposits increased $4,278,921or 45.99% to $13,582,723 at June 30, 2003, interest bearing deposits increased $2,641,151 or 2.83% to $95,957,108 at June 30, 2003. The increase in deposits was the result of the continual growth of the Bank.

COMMUNITYCORP

Item 2.     Management’s Discussion and Analysis of Plan of Operations – continued

Loans

The demand for loans continued to increase in the Walterboro marketplace during the first six months of 2003. Gross loans increased $3,114,278 or 4.14% during the period. Balances within the major loans receivable categories as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002
Real estate – construction	$4,466,814	$3,928,774
Real estate – mortgage	32,294,754	32,052,444
Commercial and industrial	28,396,968	27,010,050
Consumer and other	13,131,363	12,184,353

	$78,289,899	$75,175,621

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2003	December 31, 2002
Loans: Nonaccrual loans	$3,371,964	$1,096,532
Accruing loans more than 90 days past due	$2,435	$3,000
Loans identified by the internal review mechanism:
Criticized	$2,295,329	$—
Classified	$1,296,144	$1,764,786

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Bank’s credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that the Bank will sustain a loss if the deficiencies are not corrected.

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2003	2002
Balance, January 1,	$1,319,202	$1,231,051
Provision for loan losses for the period	160,000	150,000
Net loans (charged-off) recovered for the period	(147,413)	(85,164)

Balance, end of period	$1,331,789	$1,295,887

Gross loans outstanding, end of period	$78,289,899	$73,181,463
Allowance for loan losses to loans outstanding	1.70%	1.77%

Deposits

Total deposits increased $6,920,072 or 6.74% from December 31, 2002. The largest change was an increase in noninterest-bearing deposits. Noninterest-bearing deposits increased $4,278,921 to $13,582,723 at June 30, 2003. Expressed in percentages, noninterest-bearing deposits increased 45.99%. The increases were attributable to normal growth of the Bank.

COMMUNITYCORP

Item 2.     Management’s Discussion and Analysis or Plan of Operations - continued

Balances within the major deposit categories as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002
Noninterest-bearing demand deposits	$13,582,723	$9,303,802
Interest-bearing demand deposits	16,195,930	18,977,055
Savings deposits	22,835,914	18,014,033
Certificates of deposit	56,925,264	56,324,869

	$109,539,831	$102,619,759

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 71.21% at June 30, 2003 and 72.97% at December 31, 2002.

Securities available-for-sale, which totaled $11,352,973 at June 30, 2003, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds. At June 30, 2003, unused lines of credit totaled $3,940,000. We also have a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of June 30, 2003, the available credit totaled $ 18,000,000, and there were no draws on this line.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders’ equity decreased from $12,249,177 at December 31, 2002 to $10,701,828 at June 30, 2003. The decrease of $1,547,349 is primarily attributable to the purchase of treasury stock for the period of $2,326,970 and by the payment of dividends, which totaled $179,516. These decreases were offset by an increase in net income and other comprehensive income of $749,602 and $41,820, respectively plus the sale of treasury stock of $167,715.

On June 30, 2003, Communitycorp purchased and redeemed 27,454 share of its common stock, $5.00 par value form Mr. Robert Redfearn, a corporation controlled by Mr. Redfearn and members of Mr. Redfearn’s family, for $80.00 per share or $2,196,320 in the aggregate. The 27,454 shares repurchased by Communitycorp represented 9.92% of the 276,734 shares of common stock outstanding immediately prior to the purchase. An outside consultant reported to the Board that the repurchase of Mr. Redfearn’s shares would be accretive as to all other Communitycorp shareholders in terms of earning per share.

COMMUNITYCORP

Item 2.    Management’s Discussion and Analysis or Plan of Operations – continued

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

The following table summarizes the Bank’s risk-based capital at June 30, 2003:

Shareholders’ equity	$10,701,828
Less: intangibles	—

Tier 1 capital	10,701,828

Plus: allowance for loan losses (1)	1,331,789

Total capital	$12,033,617

Net risk-weighted assets	$83,579,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	12.46%
Total capital (to risk-weighted assets)	13.72%
Tier 1 capital (to quarterly average assets)	8.58%

(1)	limited to 1.25% of gross risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $5,942,000 and standby letters of credit of $676,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

PART II—OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

On May 1, 2003, the Company held its Annual Meeting of Shareholders for the purpose of electing two directors for three-year terms

The nominees for director received the number of affirmative votes of shareholders required for such nominee’s election in accordance with the Bylaws of the Company with 222,211 shareholders voting for the nominees out of a total 300,000 outstanding shareholders. There were no abstention votes or no votes against their election. There were no votes withheld.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit	Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b) Reports on Form 8-K – No reports on Form 8-K were filed during the quarter ended June 30, 2003.

Items 1, 2, and 5 are not applicable.

COMMUNITYCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

	By:	/s/ W. ROGER CROOK
W. Roger Crook President & Chief Executive Officer

Date: August 11, 2003	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton Chief Financial Officer

COMMUNITYCORP

Exhibit Number	Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.