Form 10QSB
period 2003-09-30
COMMUNITYCORP
filed 2003-11-13
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

247,336 shares of common stock, $5 par value, as of November 12, 2003

EXHIBIT INDEX ON PAGE 2

COMMUNITYCORP

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,711,337	$4,772,998
Federal funds sold and securities purchased under agreements to resell	18,268,000	17,052,000

Total cash and cash equivalents	21,979,337	21,824,998

Time deposits with other banks	499,000	299,000
Investment securities:
Securities available-for-sale	14,617,254	12,660,654
Nonmarketable equity securities	209,875	334,875
Securities held-to-maturity (estimated market value of $2,773,127 and $3,156,497 at September 30, 2003 and December 31, 2002, respectively)	2,650,194	3,050,279

Total investment securities	17,477,323	16,045,808

Loans receivable	77,822,867	75,175,621
Less allowance for loan losses	(1,298,473)	(1,319,202)

Loans, net	76,524,394	73,856,419
Accrued interest receivable	714,376	788,666
Premises, furniture & equipment, net	2,175,258	2,169,151
Other assets	1,319,954	791,188

Total assets	$120,689,642	$115,775,230

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$11,545,854	$9,303,802
Interest-bearing	97,419,446	93,315,957

	108,965,300	102,619,759
Short-term borrowings	300,000	400,000
Accrued interest payable	362,601	422,502
Other liabilities	130,159	83,792

Total liabilities	109,758,060	103,526,053

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,731,708	1,731,708
Accumulated other comprehensive income	59,072	128,119
Retained earnings	10,935,878	9,993,521
Treasury stock (52,664 shares in 2003 and 25,471 shares in 2002)	(3,295,076)	(1,104,171)

Total shareholders’ equity	10,931,582	12,249,177

Total liabilities and shareholders’ equity	$120,689,642	$115,775,230

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$4,336,968	$4,437,450	$1,438,306	$1,502,681
Securities	430,423	538,676	113,217	175,244
Other interest income	176,002	250,416	59,249	84,912

Total	4,943,393	5,226,542	1,610,772	1,762,837

Interest expense:
Deposit accounts	1,493,024	2,041,371	437,543	630,153
Other interest expense	704	3,274	127	995

	1,493,728	2,044,645	437,670	631,148

Net interest income	3,449,665	3,181,897	1,173,102	1,131,689
Provision for loan losses	210,000	240,000	50,000	90,000

Net interest income after provision for loan losses	3,239,665	2,941,897	1,123,102	1,041,689

Noninterest income:
Service charges	309,366	270,712	112,477	95,586
Other income	103,467	87,276	24,945	29,227

Total	412,833	357,988	137,422	124,813

Noninterest expenses:
Salaries and benefits	1,057,165	852,751	360,499	291,105
Net occupancy expense	92,171	118,861	31,415	43,277
Equipment expense	246,423	194,726	92,560	64,308
Other operating expenses	614,866	477,450	223,779	163,499

Total	2,010,625	1,643,788	708,253	562,189

Income before taxes	1,641,873	1,656,097	552,271	604,313
Income tax provision	520,000	531,099	180,000	197,000

Net income	$1,121,873	$1,124,998	$372,271	$407,313

Earnings per share:
Weighted average common shares outstanding	265,900	277,134	247,385	275,567

Net income per common share	$4.22	$4.06	$1.50	$1.48

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the nine months ended September 30, 2003 and 2002

(Unaudited)

	Common Stock		Capital Surplus	Accumulated Other Comprehensive Income	Retained Earning	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2001	300,000	$1,500,000	$1,731,708	$51,132	$8,648,977	$(929,706)	$11,002,111
Cash dividends declared – $.59 per share					(163,847)		(163,847)
Net income for the period					1,124,998		1,124,998
Other comprehensive income, net of taxes				97,974			97,974

Comprehensive income							1,222,972

Purchase of treasury Stock						(176,965)	(176,965)

Balance, September 30, 2002	300,000	$1,500,000	$1,731,708	$149,106	$9,610,128	$(1,106,671)	$11,884,271

Balance, December 31, 2002	300,000	$1,500,000	$1,731,708	$128,119	$9,993,521	$(1,104,171)	$12,249,177
Cash dividends declared – $.65 per share					(179,516)		(179,516)
Net income for the period					1,121,873		1,121,873
Other comprehensive loss, net of taxes				(69,047)			(69,047)

Comprehensive income							1,052,826

Sale of treasury stock						167,715	167,715
Purchase of treasury stock						(2,358,620)	(2,358,620)

Balance, September 30, 2003	300,000	$1,500,000	$1,731,708	$59,072	$10,935,878	$(3,295,076)	$10,931,582

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,121,873	$1,124,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	159,186	144,091
Provision for possible loan losses	210,000	240,000
Amortization less accretion on investments	45,882	27,690
Amortization of deferred loan costs	499	49,951
Gain on sale of premises and equipment	—	(13,268)
Decrease in interest receivable	74,290	41,524
Decrease in interest payable	(59,901)	(246,090)
Increase in other assets	(528,766)	(65,285)
Increase (decrease) in other liabilities	82,703	(20,418)

Net cash provided by operating activities	1,105,766	1,283,193

Cash flows from investing activities:
Net increase in loans to customers	(2,878,474)	(4,976,433)
Purchases of securities available-for-sale	(15,826,418)	(15,707,734)
Maturities of securities available-for-sale	13,718,855	12,712,092
Maturities of securities held-to-maturity	399,783	441,251
Decrease in nonmarketable equity securities	125,000	—
Increase in time deposits with other banks	(200,000)	—
Proceeds from disposal of premises and equipment	—	15,702
Purchases of premises and equipment	(165,293)	(231,372)

Net cash used by investing activities	(4,826,547)	(7,746,494)

Cash flows from financing activities:
Net increase in deposit accounts	6,345,541	5,050,400
Decrease in short-term borrowings	(100,000)	(250,000)
Dividends paid	(179,516)	(163,847)
Sale of treasury stock	167,715	—
Purchase of treasury stock	(2,358,620)	(176,965)

Net cash provided by financing activities	3,875,120	4,459,588

Net increase (decrease) in cash and cash equivalents	154,339	(2,003,713)

Cash and cash equivalents, beginning of period	21,824,998	21,903,132

Cash and cash equivalents, end of period	$21,979,337	$19,899,419

Cash paid during the period for:
Income taxes	$652,445	$755,787
Interest	$1,553,629	$2,290,734

See notes to condensed consolidated financial statements

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The condensed consolidated financial statements as of September 30, 2003 and for the interim periods ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the related notes included in Communitycorp’s 2002 Annual Report.

NOTE 2 – COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Nine Months Ended September 30, 2003:
Unrealized gains (losses) on securities available-for-sale	$(105,383)	$36,336	$(69,047)
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	(105,383)	36,336	(69,047)

Other comprehensive income (loss)	$(105,383)	$36,336	$(69,047)

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Nine Months Ended September 30, 2002:
Unrealized gains (losses) on securities available-for-sale	$149,577	$(51,603)	$97,974
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	149,577	(51,603)	97,974

Other comprehensive income (loss)	$149,577	$(51,603)	$97,974

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – COMPREHENSIVE INCOME – continued

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended September 30, 2003:
Unrealized gains (losses) on securities available-for-sale	$(169,263)	$58,396	$(110,867)
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	(169,263)	58,396	(110,867)

Other comprehensive income (loss)	$(169,263)	$58,396	$(110,867)

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended September 30, 2002:
Unrealized gains (losses) on securities available-for-sale	$59,259	$(20,444)	$38,815
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	59,259	(20,444)	38,815

Other comprehensive income (loss)	$59,259	$(20,444)	$38,815

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

NOTE 3 – SHAREHOLDERS’ EQUITY

On June 30, 2003, the Company purchased and redeemed 27,454 shares of its common stock, $5.00 par value from Mr. Robert Redfearn, a corporation controlled by Mr. Redfearn and members of Mr. Redfearn’s family (collectively, the “Redfearn shares”), for $80.00 per share or $2,196,320 in the aggregate. The 27,454 shares repurchased by the Company represented 9.92% of the 276,734 shares of common stock outstanding immediately prior to the purchase. An outside consultant reported to the Board that the repurchase of Mr. Redfearn’s shares would be accretive as to all other Company shareholders in terms of earning per share.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of Communitycorp’s (the “Company”) financial condition as of September 30, 2003 compared to December 31, 2002, and the results of operations for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2003, net interest income increased $267,768 or 8.42%, as compared to the same period in 2002. Interest and fees on loans decreased $100,482 or 2.26% to $4,336,968 for the nine months ended September 30, 2003 as compared to the same period in 2002. Other interest income, which includes interest on federal funds sold, decreased $74,414, or 29.72% to $176,002 for the nine months ended September 30, 2003 when compared to the same period in 2002. Interest income on securities decreased $108,253, or 20.10%, to $430,423 for the nine months ended September 30, 2003 when compared to the same nine months ended September 30, 2002. Although the volume of loans and securities increased during the nine months ended September 30, 2003, the decline in interest rates led to the overall decrease in interest earned on these assets. Interest expense decreased 26.94% from $2,044,645 for the nine months ended September 30, 2002 to $1,493,728 for the same period ended September 30, 2003. This decrease was also attributable to the decline in the cost of funds. The net interest margin realized on earning assets increased from 3.88% for the nine months ended September 30, 2002 to 4.04% for the same period in 2003. The interest rate spread increased from 3.43% as of September 30, 2002 to 3.73% at September 30, 2003.

Net interest income increased $41,413, or 3.66%, to $1,173,102 for the quarter ending September 30, 2003 when compared to the same quarter ended September 30, 2002. Interest on loans and fees decreased $64,375 or 4.28% to $1,438,306 for the quarter ended September 30, 2003 when compared to the same period in 2002. Other interest income decreased $25,663, or 30.22% from $84,912 for the quarter ended September 30, 2002 to $59,249 for the quarter ended September 30, 2003. The interest income on securities for the quarter ending September 30, 2003 decreased $62,027, or 35.39% to $113,217 when compared to the same period in 2002. Interest expense decreased $193,478 to $437,670 for the quarter ended September 30, 2003 when compared to the same period in 2002. This decrease in the cost of funds during the quarter led to the increase in net interest income when comparing the two quarters. The net interest margin realized on earning assets increased from 4.06% for the quarter ended September 30, 2002 to 4.07% for the quarter ended September 30, 2003. The interest rate spread increased to 3.78% for the quarter ended September 30, 2003 from 3.62% for the quarter ended September 30, 2002.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2003, the provision charged to expense was $210,000. This was $30,000 less than for the comparable period in 2002. The provision charged to expense for the quarter ended September 30, 2003 was $50,000 as compared to $90,000 for the same quarter a year ago. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

We believe that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of September 30, 2003.

Noninterest Income

Noninterest income during the nine months ended September 30, 2003 was $412,833, an increase of $54,845 or 15.32% from the comparable period in 2002. Service charges on deposit accounts increased $38,654 or 14.28% from the period ended September 30, 2002 to $309,366 for the period ended September 30, 2003. The increase is mainly attributable to the increase in noninterest bearing checking accounts. Other income increased 18.55% to $103,467 for the nine months ended September 30, 2003 when compared to the same period ended September 30, 2002.

For the quarter ended September 30, 2003, noninterest income increased $12,609 or 10.10% over the same period in 2002. This increase is primarily due to service charges, which increased 17.67% from the quarter ended September 30, 2002 to $112,477 for the quarter ended September 30, 2003. The increase in noninterest bearing deposit accounts led to the increase in service charges.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2003 was $2,010,625, or 22.32%, higher than the nine months ended September 30, 2002. Salaries and employee benefits increased from $852,751 for the nine months ended September 30, 2002 to $1,057,165 for the nine months ended September 30, 2003. This increase is primarily attributable to the addition of several full time employees and a loan officer and to normal annual pay raises. Other operating expenses increased $137,416, or 28.78%, to $614,866 for the nine months ended September 30, 2003 when compared to the same period in 2002.

For the quarter ended September 30, 2003, noninterest expense increased $146,064, or 25.98%, over the same period in 2002. Salaries and employee benefits increased $69,394, or 23.84%, from $291,105 for the quarter ended September 30, 2002 to $360,499 for the quarter ended September 30, 2003. The increase was due to the same reasons discussed above.

Income Taxes

The income tax provision for the nine months ended September 30, 2003 was $520,000 as compared to $531,099 for the same period in 2002. This decrease was primarily due to the decrease in income before taxes which was impacted by the decline in tax-exempt interest income. The effective tax rates were 31.67% and 32.07% for the nine months ended September 30, 2003 and September 30, 2002, respectively. The effective tax rates were 32.60% for both quarter ended September 30, 2003 and September 30, 2002.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2003 of $1,121,873 as compared to $1,124,998 for the same period in 2002. This represents a decrease of $3,125, or .28%, over the same period in 2002. Net income for the quarter ended September 30, 2003 was $372,271, or 8.60% lower than for the same period in 2002.

Assets and Liabilities

During the first nine months of 2003, total assets increased $4,914,412, or 4.24% when compared to December 31, 2002. Total investment securities increased $1,431,515 from December 31, 2002 to $17,477,323 at September 30, 2003. Loans increased $2,647,246, or 3.52%, to $77,822,867 at September 30, 2003. Total deposits also increased by 6.18%, or $6,345,541, from December 31, 2002 to $108,965,300 at September 30, 2003. Noninterest-bearing deposits increased 24.10% from December 31, 2002 to $11,545,854. Interest-bearing deposits increased $4,103,489, or 4.40%, to $97,419,446 at September 30, 2003. This increase was attributable to normal growth of the Bank.

Loans

The demand for loans was strong in the Company’s subsidiary, the Bank of Walterboro’s, (the “Bank”) marketplace during the first nine months of 2003. Gross loans increased $2,647,246 or 3.52% during the period. Balances within the major loans receivable categories as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Real estate – construction	$2,998,360	$3,928,774
Real estate – mortgage	33,657,487	32,052,444
Commercial and industrial	28,782,140	27,010,050
Consumer and other	12,384,880	12,184,353

	$77,822,867	$75,175,621

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30, 2003	December 31, 2002
Loans: Nonaccrual loans	$2,674,045	$1,096,532
Accruing loans more than 90 days past due	$1,101	$3,000

Loans identified by the internal review mechanism:
Criticized	$195,430	$—
Classified	$2,559,639	$1,764,786

Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Risk Elements in the Loan Portfolio – continued

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

At September 30, 2003 real estate or other collateral secured the loans that were criticized and classified, with the exception of loans totaling approximately $81,000. We believe that in the event of foreclosure on these loans the Company will not incur a significant loss on those loans because of the estimated market value of the related collateral. However, there can be no assurance that in the case of liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2003	2002
Balance, January 1,	$1,319,202	$1,231,051
Provision for loan losses for the period	210,000	240,000
Net loans (charged-off) recovered for the period	(230,729)	(172,300)

Balance, end of period	$1,298,473	$1,298,751

Gross loans outstanding, end of period	$77,822,867	$76,113,112
Allowance for loan losses to loans outstanding	1.67%	1.71%

Assessing the adequacy of the allowance for loan losses requires considerable judgment. Although there has been an increase in nonaccrual loans from December 31, 2002 to September 30, 2003, we believe loss exposure in the loan portfolio is identified, adequately reserved, and is continuously monitored to ensure that changes in the borrowers’ conditions are promptly accounted for in the analysis of the allowance for loan losses. Accordingly, we believe the allowance as of September 30, 2003 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

Deposits

Total deposits increased $6,345,541 or 6.18% from December 31, 2002. The largest change was an increase in savings deposits. Savings deposits increased $3,101,772 or 17.22% at September 30, 2003. Certificates of deposit increased $1,549,083 or 2.75% to 57,873,952 at September 30, 2003. Expressed in percentages, interest-bearing deposits increased 4.40%. Noninterest-bearing demand deposits increased $2,242,052 or 24.10%. The increase is attributable to the normal growth of the Bank.

Balances within the major deposit categories as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Noninterest-bearing demand deposits	$11,545,854	$9,303,802
Interest-bearing demand deposits	18,429,689	18,977,055
Savings deposits	21,115,805	18,014,033
Certificates of deposit	57,873,952	56,324,869

	$108,965,300	$102,619,759

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 71.22% at September 30, 2003 and 72.97% at December 31, 2002.

Securities available-for-sale, which totaled $14,617,254 at September 30, 2003, serves as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds. At September 30, 2003, unused lines of credit totaled $4,040,000. We also have a credit availability agreement with the Federal Home loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of September 30, 2003, the available credit totaled $18,000,000, and there were no draws on this line.

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

Capital Resources

Total shareholders’ equity decreased from $12,249,177 at December 31, 2002 to $10,931,582 at September 30, 2003. The decrease of $1,317,595 is primarily attributable to the purchase of treasury stock during the period of $2,358,620, the payment of dividends of $179,516, and the decline in net income of $3,125. These decreases were offset by the sale of treasury stock of $167,715.

On June 30, 2003, the Company purchased and redeemed 27,454 shares of its common stock, $5.00 par value from Mr. Robert Redfearn, a corporation controlled by Mr. Redfearn and members of Mr. Redfearn’s family (collectively, the “Redfearn shares”), for $80.00 per share or $2,196,320 in the aggregate. The 27,454 shares repurchased by the Company represented 9.92% of the 276,734 shares of common stock outstanding immediately prior to the purchase. An outside consultant reported to the Board that the repurchase of Mr. Redfearn’s shares would be accretive as to all other Company shareholders in terms of earning per share.

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

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Capital Resources - continued

The following table summarizes the Bank’s risk-based capital at September 30, 2003:

Shareholders’ equity	$10,786,805
Less: intangibles	—

Tier 1 capital	10,786,805

Plus: allowance for loan losses (1)	1,056,683

Total capital	$11,843,488

Risk-weighted assets	$84,534,704

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	12.76%
Total capital (to risk-weighted assets)	14.01%
Tier 1 capital (to total average assets)	8.96%

(1)	limited to 1.25% of risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $8,173,000 through various types of lending agreements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Past experience indicates that many of these commitments will expire unused. However, through its various sources of liquidity we believe that the Company has the necessary resources to meet these obligations should the need arise.

Regulatory Matters

We are not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

COMMUNITYCORP

Item 3. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Description

a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

b)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit I not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K – a report on Form 8-K was filed August 5, 2003 relating to the purchase of 27,454 shares of our common stock from Mr. Robert Redfearn.

Items 1, 2, 4, and 5 are not applicable.

COMMUNITYCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

By:	/s/ W. ROGER CROOK

W. Roger Crook President & Chief Executive Officer

Date: November 12, 2003	By:	/s/ GWEN P. BUNTON

Gwen P. Bunton Chief Financial Officer

COMMUNITYCORP

CERTIFICATIONS

Exhibit Number	Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.