Form 10QSB
period 2004-03-31
COMMUNITYCORP
filed 2004-05-14
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

247,738 shares of common stock, $5 par value, as of May 14, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMMUNITYCORP

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,193,842	$4,862,983
Federal funds sold	18,978,000	16,367,000

Total cash and cash equivalents	24,171,842	21,229,983

Time deposits with other banks	699,000	499,000

Investment securities:
Securities available-for-sale	16,538,783	16,494,638
Nonmarketable equity securities	214,375	214,375
Securities held-to-maturity (estimated market value of $2,486,213 and $2,764,762 at March 31, 2004 and December 31, 2003, respectively)	2,341,106	2,644,498

Total investment securities	19,094,264	19,353,511

Loans receivable	79,000,574	80,169,314
Less allowance for loan losses	(1,376,834)	(1,270,062)

Loans, net	77,623,740	78,899,252

Accrued interest receivable	761,983	817,309
Premises, furniture & equipment, net	2,477,615	2,517,479
Other real estate owned	725,035	725,035
Other assets	575,106	596,372

Total assets	$126,128,585	$124,637,941

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$15,504,553	$13,952,334
Interest-bearing	98,343,223	98,631,492

Total deposits	113,847,776	112,583,826
Short-term borrowings	360,000	450,000
Accrued interest payable	290,650	295,934
Other liabilities	79,228	67,958

Total liabilities	114,577,654	113,397,718

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,721,647	1,731,708
Accumulated other comprehensive income	157,198	64,545
Retained earnings	11,437,001	11,239,046
Treasury stock (52,262 shares in 2004 and 52,664 shares in 2003)	(3,264,915)	(3,295,076)

Total shareholders’ equity	11,550,931	11,240,223

Total liabilities and shareholders’ equity	$126,128,585	$124,637,941

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans, including fees	$1,509,756	$1,444,280
Securities	146,940	160,536
Other interest income	47,266	60,280

Total	1,703,962	1,665,096

Interest expense:
Deposit accounts	381,764	558,036
Other interest expense	90	288

	381,854	558,324

Net interest income	1,322,108	1,106,772

Provision for loan losses	145,951	85,000

Net interest income after provision for loan losses	1,176,157	1,021,772

Noninterest income:
Service charges	97,416	97,513
Other income	31,307	53,993

Total	128,723	151,506

Noninterest expenses:
Salaries and benefits	385,254	334,689
Net occupancy expense	52,784	46,461
Equipment expense	88,935	63,253
Other operating expenses	229,530	190,214

Total	756,503	634,617

Income before taxes	548,377	538,661

Income tax provision	172,000	165,000

Net income	$376,377	$373,661

Earnings per share:

Weighted average common shares outstanding	247,585	274,734

Net income per common share	$1.52	$1.36

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the three months ended March 31, 2004 and 2003

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance, December 31,2002	300,000	$1,500,000	$1,731,708	$128,119	$9,993,521	$(1,104,171)	$12,249,177

Cash dividends declared ($.65 per share)					(179,516)		(179,516)

Net income for the period					373,661		373,661

Other comprehensive income, net of taxes of $14,937				28,299			28,299

Comprehensive income							401,960

Sale of treasury stock						144,225	144,225

Purchase of treasury stock						(45,000)	(45,000)

Balance, March 31, 2003	300,000	$1,500,000	$1,731,708	$156,418	$10,187,666	$(1,004,946)	$12,570,846

Balance, December 31, 2003	300,000	$1,500,000	$1,731,708	$64,545	$11,239,046	$(3,295,076)	$11,240,223

Cash dividends declared ($.72 per share)					(178,422)		(178,422)

Net income for the period					376,377		376,377

Other comprehensive income, net of taxes of $48,802				92,653			92,653

Comprehensive income							469,030

Sale of treasury stock			(10,061)			50,161	40,100

Purchase of treasury stock						(20,000)	(20,000)

Balance, March 31, 2004	300,000	$1,500,000	$1,721,647	$157,198	$11,437,001	$(3,264,915)	$11,550,931

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$376,377	$373,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,697	51,647
Provision for possible loan losses	145,951	85,000
Amortization less accretion on investments	11,926	9,156
Amortization of deferred loan costs	944	866
(Increase) decrease in interest receivable	55,326	(17,466)
Increase (decrease) in interest payable	(5,284)	57,576
(Increase) decrease in other assets	21,266	(67,805)
Increase (decrease) in other liabilities	(37,532)	144,532

Net cash provided by operating activities	633,671	637,167

Cash flows from investing activities:
Net (increase) decrease in loans to customers	1,128,617	(724,272)
Purchases of securities available-for-sale	(5,563,574)	(5,776,527)
Maturities of securities available-for-sale	5,648,974	4,821,358
Maturities of securities held-to-maturity	303,376	254,568
Purchases of time deposits with other banks	(200,000)	—
Purchases of premises and equipment	(24,833)	(93,622)

Net cash provided (used) by investing activities	1,292,560	(1,518,495)

Cash flows from financing activities:
Net increase in demand accounts	1,263,950	3,918,066
Decrease in short-term borrowings	(90,000)	(140,000)
Dividends paid	(178,422)	(179,516)
Sale of treasury stock	40,100	144,225
Purchase of treasury stock	(20,000)	(45,000)

Net cash provided by financing activities	1,015,628	3,697,775

Net increase in cash and cash equivalents	2,941,859	2,816,447

Cash and cash equivalents, beginning of period	21,229,983	21,824,998

Cash and cash equivalents, end of period	$24,171,842	$24,641,445

Cash paid during the period for:

Income taxes	$155,500	$40,242

Interest	$387,138	$500,748

See notes to condensed consolidated financial statements.

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2003 and for the interim periods ended March 31, 2004 and 2003 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2003 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended March 31, 2004:
Unrealized gains on securities available-for-sale	$141,455	$(48,802)	$92,653
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains on securities	141,455	(48,802)	92,653

Other comprehensive income	$141,455	$(48,802)	$92,653

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended March 31, 2003:
Unrealized gains on securities available-for-sale	$43,236	$(14,937)	$28,299
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains on securities	43,236	(14,937)	28,299

Other comprehensive income	$43,236	$(14,937)	$28,299

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2004 compared to December 31, 2003, and the results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. These comments should be read in conjunction with the Company’s condensed financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

The largest component of total income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest spread is derived from determining the weighted-average rate of interest paid on deposits and borrowings and subtracting them from the weighted-average yield on earning assets. Net interest income for the quarter ended March 31, 2004, was $1,322,108, compared to $1,106,772 for the same period last year, an increase of 19.46%. This increase was the result of increased balances of earning assets and the impact of lower interest rates on our interest-bearing liabilities, offset partially by the effect of lower interest rates on earning assets.

For the quarter ended March 31, 2004, average earning assets totaled $116,687,100 with an annualized average yield of 5.86%. Average earning assets and annualized average yield were $113,637,821 and 5.94%, respectively, for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, average interest-bearing liabilities totaled $98,783,447 with an annualized average cost of 1.55%. Average interest-bearing liabilities and annualized average cost were $96,391,733 and 2.35%, respectively, for the quarter ended March 31, 2003. Net interest margin was 4.54% for the quarter ended March 31, 2004 compared to 3.94% for the quarter ended March 31, 2003. The increase in net interest margin is due primarily to the fixed rate loans included in our loan portfolio. Fixed rates loans averaged approximately 95% of our loans during the quarter ending March 31, 2004. For the quarter ended March 31, 2004, and 2003 the average annualized yield on loans was 7.64%. While our annualized yield on earning assets declined just 8 basis points, the annualized yield of our interest-bearing liabilities declined 80 basis points, which is reflective of the declining interest rate environment. Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 67.88% and 67.50% of average earning assets for the quarter ended March 31, 2004 and 2003, respectively. Loan interest income for the quarter ended March 31, 2004 totaled $1,509,756, compared to $1,444,280 for the same period in 2003. The annualized average yield on loans was 7.64% for the quarter ended March 31, 2004 and 2003. The yield remained constant because of the volume of fixed rate loans included in our loan portfolio. For the quarter ended March 31, 2004 and 2003 fixed rates loans averaged approximately 95% of our loans. Average balances of loans increased to $79,212,207 during the quarter ended March 31, 2004, an increase of $2,509,636 over the average of $76,702,571 during the comparable quarter in 2003. The increase in average balances was also a contributing factor for the constant yield realized on loans during the first quarter of 2004 and 2003.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Net Interest Income – (continued)

Investment securities averaged $18,596,487, or 15.94% of average earning assets, for the first quarter of 2004, compared to $17.070.639, or 15.02% of average earning assets, for the same period in 2003. Interest earned on investment securities amounted to $146,940 for the quarter ended March 31, 2004, compared to $160,536 for the quarter ended March 31, 2003. Investment securities yielded 3.18% during the first quarter of 2004, compared to 3.81% during the same period last year. The decline in the yield on investment securities is due to securities being called, whereby the proceeds were reinvested in lower prevailing interest rates securities.

Interest expense for the quarter ended March 31, 2004 was $381,854 compared to $558,324 for the same period last year. The largest component of interest expense is interest on deposit accounts. The average balance of deposits increased to $98,432,568 during the quarter ended March 31, 2004 from $96,063,955 during the quarter ended March 31, 2003. The annualized average cost of deposits was 1.56% for the quarter ended March 31, 2004, compared to 2.36% for the same period in 2003. The decrease was due to market interest rates declining throughout 2004, which has impacted the rates we offer to our depositors. Interest on other interest-bearing liabilities for the quarter ended March 31, 2004 and 2003 was $90 and $288, receptively. The overall cost of funds was 1.55% for the quarter ended March 31, 2004, compared to 2.35% for the same period in 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2004, the provision charged to expense was $145,951, as compared to $85,000 in the same period in 2003. The allowance for loan losses was 1.74% and 1.77% of total loans at March 31, 2004 and 2003 respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Bank’s net income and, possibly, its capital.

We believe that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 2004.

Noninterest Income

Noninterest income decreased $22,783, or 15.04%, to $128,723 for the three months ended March 31, 2004 from the comparable period in 2003. Service charges on deposit accounts decreased .10% to $97,416 for the three months ended March 31, 2004, while other income decreased $22,686 from March 31, 2003 to $31,307 for the same period in 2004. The decrease in other income was mainly due to a refund of overpayment of property taxes in prior years of approximately $20,000 received in the first quarter of 2003.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 was $121,886, or 19.21%, greater than the three months ended March 31, 2003. Salaries and employee benefits increased $50,565, or 15.11%, from $334,689 for the three months ended March 31, 2003 to $385,254 for the comparable period in 2004. This increase is primarily attributable to the addition of a branch manager and a mortgage loan processor plus normal salary increases. For the three months ended March 31, 2004, other operating expense was $39,316, or 20.67%, greater than the three months ended March 31, 2003. The increase is mainly attributable to an increase in legal fees of approximately $34,000 relating to loan collections. Net occupancy and equipment expense increased from $109,714 for the quarter ended March 31, 2003 to $141,719 for the comparable period in 2004. The increase is mainly attributable to depreciation expense on new equipment and the implementation of internet banking during the latter part of 2003.

Income Taxes

The income tax provision for the three months ended March 31, 2004 was $172,000 compared to $165,000 for the same period in 2003. The increase was primarily a result of an increase in income before taxes. The effective tax rates were 31.37% and 30.63% for the three months ended March 31, 2004 and 2003, respectively.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2004 of $376,377 as compared to $373,661 for the same period in 2003. This represents an increase of $2,716, or .73%, more than the same period in 2003.

Assets and Liabilities

During the first three months of 2004, total assets increased $1,490,644, or 1.20%, when compared to December 31, 2003. Total investment securities decreased $259,247 from December 31, 2003 to $19,094,264 at March 31, 2004. Loans decreased $1,168,740, or 1.46%, to $79,000,574 at March 31, 2004. These decreases were offset by an increase in federal funds sold of $2,611,000 or 15.95% from December 31, 2003.

Total deposits also increased by 1.12%, or $1,263,950, from December 31, 2003 to $113,847,776 at March 31, 2004. Noninterest-bearing deposits increased $1,552,219 to $15,504,553 at March 31, 2004. Interest-bearing deposits decreased $288,269 or .29% to $98,343,223 at March 31, 2004.

For more analysis of the components of the changes in asset and liabilities, see the following discussion of major balance sheet categories and the Consolidated Statements of Cash Flows included in “Item 1. Financial Statements.”

We closely monitor and seek to maintain appropriate levels of interest earning-assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Loans

The Bank’s loan portfolio during the first three months of 2004 decreased slightly due to the payout of several large loans. Gross loans decreased $1,168,740, or 1.46%, during the period. Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Real estate – construction	$3,171,669	$2,011,177
Real estate – mortgage	35,418,288	36,813,674
Commercial and industrial	29,048,317	30,668,580
Consumer and other	11,362,300	10,675,883

Total gross loans	$79,000,574	$80,169,314

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31,
	2004	2003
Loans: Nonaccrual loans	$1,521,951	$3,163,878
Accruing loans more than 90 days past due	3,521	1,000

Loans identified by the internal review mechanism:
Criticized	$522,803	$538,745
Classified	2,570,982	3,269,596

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

At March 31, 2004 real estate or other collateral secured practically all of the loans that were criticized and classified. We believe that in the event of foreclosure on these loans the Company will not incur a significant loss on those loans because of the estimated market value of the related collateral. However, there can be no assurance that in the case of liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	March 31,
	2004	2003
Balance, January 1,	$1,270,062	$1,319,202
Provision for loan losses for the period	145,951	85,000
Net loans (charged-off) recovered for the period	(39,179)	(65,588)

Balance, end of period	$1,376,834	$1,338,614

Gross loans outstanding, end of period	$79,000,574	$75,833,439
Allowance for loan losses to loans outstanding	1.74%	1.77%

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Deposits

Total deposits increased $1,263,950, or 1.12%, from December 31, 2003. The largest change was an increase in Noninterest-bearing deposits. Noninterest-bearing deposits increased $1,552,219 to $15,504,553 at March 31, 2004. The increase was offset by a decrease in interest-bearing deposits of $288,269. Expressed in percentages, interest-bearing deposits decreased .29% during the period and noninterest-bearing deposits increased 11.13%.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Noninterest-bearing demand deposits	$15,504,553	$13,952,334
Interest-bearing demand deposits	20,569,606	22,836,817
Savings deposits	22,918,792	21,945,671
Certificates of deposit	54,854,825	53,849,004

	$113,847,776	$112,583,826

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was 69.30% at March 31, 2004 and 71.21% at December 31, 2003.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity

At March 31, 2004 we had available an unused short-term line of credit to purchase up to $3,800,000 of federal funds from an unrelated correspondent institution. We also have a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of March 31, 2004, the available credit totaled $18,919,288, and there were no draws on this line.

Interest Rate Sensitivity

Interest rate sensitivity is defined as the exposure to variability in net interest income resulting from changes in market-based interest rates. Asset/liability management is the process by which we monitor and control the mix, maturities, and interest sensitivity of our assets and liabilities. Asset/liability management seeks to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. We believe that interest rate risk management becomes increasingly important in an interest rate environment and economy such as the one that we are currently experiencing.

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2004 – Net Interest Income,” our net interest margin has been increased during the current year. If net interest margin were to decline, net income will likely decline also.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Capital Resources

Total shareholders equity increased from $11,240,223 at December 31, 2003 to $11,550,931 at March 31, 2004. The net increase of $310,708 is attributable to earnings for the period of $376,377 before the payment of $178,422 in cash dividends, the net increase for the period of $92,653 in the fair value of securities available-for-sale and the net increase of $20,100 from the sales and purchases of treasury stock.

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

The following table summarizes the Bank’s risk-based capital at March 31, 2004:

Shareholders’ equity	$11,250,273
Less: intangibles	—

Tier 1 capital	11,250,273
Plus: allowance for loan losses (1)	1,098,225

Total capital	$12,348,498

Risk-weighted assets	$87,858,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	12.81%
Total capital (to risk-weighted assets)	14.06%
Tier 1 capital (to total average assets)	9.01%

(1)	limited to 1.25% of risk-weighted assets

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2004, we had issued commitments to extend credit of $6,295,000 and standby letters of credit of $1,497,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

COMMUNITYCORP

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits – The following exhibits are filed with this report.

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications

(b)	Reports on Form 8-K – There were no reports on form 8-K filed during the period.

Items 1, 2, 3, 4, and 5 are not applicable.

COMMUNITYCORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: May 14, 2004	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer

COMMUNITYCORP

Index To Exhibits

Exhibit No.	Description

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications