Form 10QSB
period 2004-06-30
COMMUNITYCORP
filed 2004-08-12
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

247,788 shares of common stock, $5 par value, as of August 6, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMMUNITYCORP

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,835,504	$4,862,983
Federal funds sold and securities purchased under agreements to resell	15,818,000	16,367,000

Total cash and cash equivalents	20,653,504	21,229,983

Time deposits with other banks	699,000	499,000

Investment securities:
Securities available-for-sale	22,396,706	16,494,638
Nonmarketable equity securities	197,375	214,375
Securities held-to-maturity (estimated market value of $2,258,435 and $2,764,762 at June 30, 2004 and December 31, 2003, respectively)	2,186,763	2,644,498

Total investment securities	24,780,844	19,353,511

Loans receivable	79,746,055	80,169,314
Less allowance for loan losses	(1,389,004)	(1,270,062)

Loans, net	78,357,051	78,899,252

Accrued interest receivable	817,400	817,309
Premises, furniture & equipment, net	2,696,437	2,517,479
Other real estate owned	725,035	725,035
Other assets	661,456	596,372

Total assets	$129,390,727	$124,637,941

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$14,458,353	$13,952,334
Interest-bearing	102,461,318	98,631,492

	116,919,671	112,583,826

Short-term borrowings	350,000	450,000
Accrued interest payable	284,710	295,934
Other liabilities	216,597	67,958

Total liabilities	117,770,978	113,397,718

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,721,023	1,731,708
Accumulated other comprehensive income (loss)	(183,687)	64,545
Retained earnings	11,844,204	11,239,046
Treasury stock (52,212 shares in 2004 and 52,664 shares in 2003)	(3,261,791)	(3,295,076)

Total shareholders’ equity	11,619,749	11,240,223

Total liabilities and shareholders’ equity	$129,390,727	$124,637,941

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$2,893,430	$2,898,662	$1,383,674	$1,454,382
Securities	306,463	317,206	159,523	156,670
Other interest income	99,986	116,753	52,720	56,473

Total	3,299,879	3,332,621	1,595,917	1,667,525

Interest expense:
Deposit accounts	763,163	1,055,481	381,399	497,445
Other interest expense	170	577	80	289

Total	763,333	1,056,058	381,479	497,734

Net interest income	2,536,546	2,276,563	1,214,438	1,169,791

Provision for loan losses	220,951	160,000	75,000	75,000

Net interest income after provision for loan losses	2,315,595	2,116,563	1,139,438	1,094,791

Noninterest income:
Service charges	207,752	196,889	110,336	99,376
Other income	54,033	78,522	22,726	24,529

Total	261,785	275,411	133,062	123,905

Noninterest expenses:
Salaries and benefits	748,297	696,666	363,043	361,977
Net occupancy expense	95,144	60,756	42,360	14,295
Equipment expense	152,638	153,863	63,703	90,610
Other operating expenses	438,722	391,087	209,192	200,873

Total	1,434,801	1,302,372	678,298	667,755

Income before taxes	1,142,579	1,089,602	594,202	550,941

Income tax provision	359,000	340,000	187,000	175,000

Net income	$783,579	$749,602	$407,202	$375,941

Earnings per share:
Weighted average common shares outstanding	247,675	247,892	247,766	278,947

Net income per common share	$3.16	$3.02	$1.64	$1.35

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the six months ended June 30, 2004 and 2003

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2002	300,000	$1,500,000	$1,731,708	$128,119	$9,993,521	$(1,104,171)	$12,249,177
Cash dividends declared ($.65 per share)					(179,516)		(179,516)
Net income for the period					749,602		749,602
Other comprehensive income, net of taxes of $ 22,060				41,820			41,820

Comprehensive income							791,422

Sale of treasury stock						167,715	167,715
Purchase of treasury stock						(2,326,970)	(2,326,970)

Balance, June 30, 2003	300,000	$1,500,000	$1,731,708	$169,939	$10,563,607	$(3,263,426)	$10,701,828

Balance, December 31, 2003	300,000	$1,500,000	$1,731,708	$64,545	$11,239,046	$(3,295,076)	$11,240,223
Cash dividends declared ($.72 per share)					(178,421)		(178,421)
Net income for the period					783,579		783,579
Other comprehensive loss, net of taxes of $130,748				(248,232)			(248,232)

Comprehensive income							535,347

Sale of treasury stock			(10,685)			53,285	42,600
Purchase of treasury stock						(20,000)	(20,000)

Balance, June 30, 2004	300,000	$1,500,000	$1,721,023	$(183,687)	$11,844,204	$(3,261,791)	$11,619,749

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$783,579	$749,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105,244	103,294
Provision for possible loan losses	220,951	160,000
Amortization less accretion on investments	123,963	25,390
Amortization of deferred loan costs	2,111	741
(Increase) decrease in interest receivable	(91)	5,642
Decrease in interest payable	(11,224)	(28,296)
Increase in other assets	(65,084)	(109,006)
Increase in other liabilities	279,387	90,136

Net cash provided by operating activities	1,438,836	997,503

Cash flows from investing activities:
Net (increase) decrease in loans to customers	319,139	(3,262,432)
Purchases of securities available-for-sale	(12,553,311)	(9,335,949)
Maturities of securities available-for-sale	6,148,350	10,682,429
Maturities of securities held-to-maturity	457,685	392,262
Purchases of time deposits with other banks	(200,000)	(200,000)
Decrease in nonmarketable equity securities	17,000	120,500
Purchases of premises and equipment	(284,202)	(140,692)

Net cash used by investing activities	(6,095,339)	(1,743,882)

Cash flows from financing activities:
Net increase in deposit accounts	4,335,845	6,920,072
Decrease in short-term borrowings	(100,000)	—
Dividends paid	(178,421)	(179,516)
Sale of treasury stock	42,600	167,715
Purchase of treasury stock	(20,000)	(2,326,970)

Net cash provided by financing activities	4,080,024	4,581,301

Net increase (decrease) in cash and cash equivalents	(576,479)	3,834,922

Cash and cash equivalents, beginning of period	21,229,983	21,824,998

Cash and cash equivalents, end of period	$20,653,504	$25,659,920

Cash paid during the period for:

Income taxes	$155,500	$433,445
Interest	$774,557	$1,084,354

See notes to condensed consolidated financial statements

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2004 and for the interim periods ended June 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in CommunityCorp’s 2003 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Six Months Ended June 30, 2004:
Unrealized losses on securities available-for-sale	$(378,980)	$130,748	$(248,232)
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized losses on securities	(378,980)	130,748	(248,232)

Other comprehensive loss	$(378,980)	$130,748	$(248,232)

For the Six Months Ended June 30, 2003:
Unrealized gains on securities available-for-sale	$63,880	$(22,060)	$41,820
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains on securities	63,880	(22,060)	41,820

Other comprehensive income	$63,880	$(22,060)	$41,820

For the Three Months Ended June 30, 2004:
Unrealized losses on securities available-for-sale	$(520,435)	$179,550	$(340,885)
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized losses on securities	(520,435)	179,550	(340,885)

Other comprehensive loss	$(520,435)	$179,550	$(340,885)

For the Three Months Ended June 30, 2003:
Unrealized gains on securities available-for-sale	$20,644	$(7,123)	$13,521
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains on securities	20,644	(7,123)	13,521

Other comprehensive income	$20,644	$(7,123)	$13,521

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2004 compared to December 31, 2003, and the results of operations for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the six months ended June 30, 2004, was $2,536,546, compared to $2,276,563 for the same period last year, an increase of 11.42%. For the quarter ended June 30, 2004 net interest income was $1,214,438, compared to $1,169,791 for the quarter ended June 30, 2003 an increase of 3.82%. The increase in both periods was the result of increased balances of earning assets and the impact of lower interest rates on our interest-bearing liabilities, offset partially by the effect of lower interest rates on earning assets.

For the six months ended June 30, 2004, average earning assets totaled $118,084,611 with an annualized average yield of 5.60%, compared to $114,530,347 and 5.87%, respectively, for the same period last year. Average interest-bearing liabilities totaled $99,312,071 with an annualized average cost of 1.54% for the six months ended June 30, 2004, compared to $96,590,495 and 2.20%, respectively, for the same period last year. For the quarter ended June 30, 2004, average earning assets totaled $117,392,107 with an annualized average yield of 5.45%, compared to $114,084,085 and 5.86%, respectively, for the same period last year. Average interest-bearing liabilities totaled $99,047,760 with an annualized average cost of 1.54% for the six months ended June 30, 2004, compared to $96,491,115 and 2.07%, respectively, for the same period last year.

Net interest margin was 4.31% and 4.01% for the six months ended June 30, 2004 and 2003, respectively. For the quarter ended June 30, 2004 and 2003, net interest margin was 4.15% and 4.11%, respectively. The increase in net interest margin in both periods is due primarily to the reduction in the cost of our interest bearing liabilities.

Our annualized yield on earning assets declined 27 and 41 basis points during the six months and quarter ended June 30, 2004, respectively, from the annualized yield on earnings assets for the same periods last year. These declines were offset by the decline of 66 and 53 basis points of the annualized average cost of our interest-bearing liabilities during the six months and quarter ended June 30, 2004, respectively, from the annualized average cost of our interest-bearing liabilities for the same periods last year. The reduction in yields that we realized in both periods is reflective of the declining interest rate environment. Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Net Interest Income – (continued)

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 67.20% and 67.22% of average earning assets for the six months ended June 30, 2004 and 2003, respectively, and 67.54%, and 67.36% for the quarter ended June 30, 2004 and 2003, respectively. Loan interest income for the six months ended June 30, 2004 totaled $2,893,430, compared to $2,898,662 for the same period in 2003. The annualized average yield on loans was 7.31% and 7.59% for the six months ended June 30, 2004 and 2003, respectively. Loan interest income for the quarter ended June 30, 2004 totaled $1,383,674, compared to $1,454,382 for the same period in 2003. For the quarter ended June 30, 2004 and 2003 the annualized average yield on loans was 7.00% and 7.59%, respectively. Average balances of loans increased to $79,351,194 during the six months ended June 30, 2004, an increase of $2,364,163 over the average of $76,987,031 during the comparable period in 2003. For the quarter ended June 30, 2004 the average balances of loans increased by $2,436,900 over the average balances of loans of $76,844,801 for the quarter ended June 30, 2003. The increase in net interest income for both the six months and the quarter ended June 30, 2004 was mainly attributable to the decrease in the cost of our interest bearing liabilities.

Investment securities averaged $19,812,905, or 16.78% of average earning assets, for the six months ended June 30, 2004, compared to $16,814,775 or 14.74% of average earning assets, for the same period in 2003. For the quarter ended June 30, 2004, investment securities averaged $19,099,759, or 16.27%, of average earnings assets compared to $16,942,708 or 14.85% of average earnings assets. Interest earned on investment securities amounted to $306,463 for the six months ended June 30, 2004, compared to $317,206 for the same period last year. For the quarter ended June 30, 2004, interest earned on investment securities amounted to $159,523 compared to $156,670 for the same period last year. Investment securities yielded 3.18% and 3.77% for the six months ended June 30, 2004 and 2003, respectively. For the quarter ended June 30, 2004 and 2003 the yields on investment securities was 3.35% and 3.70%, respectively. The decline in the yield on investment securities is due to securities being called, whereby the proceeds were reinvested in lower prevailing interest rates securities.

Total interest expense for the six months ended June 30, 2004 and 2003 was $763,333 and $1,056,058, respectively. For the quarter ended June 30, 2004 and 2003, interest expense was $381,479 and 497,734, respectively. The largest component of interest expense is interest on deposit accounts. Interest expense for deposit accounts was $763,163 and $1,055,481, for the six months ended June 30, 2004 and 2003, respectively. The average balance of deposits increased to $98,985,780 during the six months ended June 30, 2004 from $96,257,180 during the same period last year. During the quarter ended June 30, 2004 the average balances of deposits increased to $98,709,175 from $96,160,568 for the same period last year. The annualized average cost of deposits was 1.55% for the six months ended June 30, 2004, compared to 2.21% for the same period in 2003. For the quarter ended June 30, 2004 and 2003, the annualized average cost of deposits was 1.55% and 2.07%, respectively. The decrease in the average cost of deposits in both periods was due to the decline in market interest rates, which has impacted the rates we offer to our depositors.

For the six months ended June 30, 2004 and 2003, the total annualized average cost of funds was 1.54% and 2.20%, respectively. The overall cost of funds was 1.54% and 2.07 % for the quarter ended June 30, 2004, and 2003, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2004, the provision charged to expense was $220,951, as compared to $160,000 for the same period in 2003. For the quarters ended June 30, 2004 and 2003, the provision charged to expense was $75,000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

We believe that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of June 30, 2004.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Noninterest Income

Noninterest income during the six months ended June 30, 2004 was $261,785, a decrease of $13,626 or 4.95% from the comparable period in 2003. Service charges on deposit accounts increased $10,863 from the period ended June 30, 2003 to $207,752 for the period ended June 30, 2004. The increase is mainly attributable to the increase in demand deposit accounts. Other income decreased 31.19% to $54,033 for the six months ended June 30, 2004 when compared to the same period ended June 30, 2003. The decrease in other income was mainly due to a refund of overpayment of property taxes in prior years of approximately $20,000 received in the first quarter of 2003.

For the quarter ended June 30, 2004, noninterest income increased $9,157 or 7.39% over the same period in 2003. This increase is primarily due to service charges, which increased 11.03% from the quarter ended June 30, 2003 to $110,336 for the quarter ended June 30, 2004, which was slightly offset by a decrease of $1,803 or 7.35% in other income from the quarter ended June 30, 2003 to $22,726 for the quarter ended June 30, 2004.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2004 increased $132,429 or 10.17% over the same period in 2003. Salaries and employee benefits increased $51,631 from the six months ended June 30, 2003 to $748,297 for the six months ended June 30, 2004. This increase is primarily attributable to the addition of a branch manager and a mortgage loan processor plus normal salary increases. Other operating expenses increased $47,635 or 12.18% to $438,722 for the six months ended June 30, 2004 when compared to the same period in 2003. This increase is largely due to an increase in legal fees of approximately $34,000 relating to loan collections. Net occupancy and equipment expense increased $33,163 for the six months ended June 30, 2004 to $247,782. The increase is mainly attributable to depreciation expense on new equipment and the implementation of internet banking during 2003.

For the quarter ended June 30, 2004, noninterest expense increased $10,543 or 1.58% over the same period in 2003. This increase was largely attributable to the increase in other operating expenses, which increased $8,319 or 4.14% over the same period in 2003. The total of all other categories of noninterest expense increased only slightly.

Income Taxes

The income tax provision for the six months ended June 30, 2004 was $359,000 as compared to $340,000 for the same period in 2003. This increase was primarily a result of the increase in income before taxes. The effective tax rates were 31.42% and 31.20% for the six months ended June 30, 2004 and June 30, 2003, respectively. The effective tax rates were 31.47% and 31.76% for the quarter ended June 30, 2004 and June 30, 2003, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2004 of $783,579 as compared to $749,602 for the same period in 2003. This represents an increase of $33,977 or 4.53% over the same period in 2003. Net income for the quarter ended June 30, 2004 increased $31,261 or 8.32% over the same period in 2003.

Assets and Liabilities

During the first six months of 2004, total assets increased $4,752,786, or 3.81%, when compared to December 31, 2003. This increase was primarily a result of an increase in investments of $5,427,333, or 28.04% from the corresponding amount for December 31, 2003. This increase was reduced by the decrease in net loans of $542,201 or .69% from December 31, 2003 to $78,357,051 at June 30, 2004, plus the decrease in federal funds sold of $549,000 or 3.35% from December 31, 2003.

Total deposits increased by 3.85%, or $4,335,845, from December 31, 2003 to $116,919,671 at June 30, 2004. Noninterest-bearing deposits increased $506,019 or 3.63% to $14,458,353 at June 30, 2004 and interest-bearing deposits increased $3,829,826 or 3.88% to $102,461,318 at June 30, 2004. The increase in deposits was the result of the continual growth of the Bank.

For more analysis of the components of the changes in asset and liabilities, see the following discussion of major balance sheet categories and the Consolidated Statements of Cash Flows included in “Item 1. Financial Statements.”

We closely monitor and seek to maintain appropriate levels of interest earning-assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demands.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Loans

Our loan portfolio during the six months ended June 30, 2004 decreased slightly due to payout of several large loans. Gross loans decreased $423,259 or .53% during the period. Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Real estate – construction	$3,115,064	$2,011,177
Real estate – mortgage	36,593,534	36,813,674
Commercial and industrial	29,142,968	30,668,580
Consumer and other	10,894,489	10,675,883

	$79,746,055	$80,169,314

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,
	2004	2003
Nonaccrual loans	$2,358,961	$3,371,964

Accruing loans more than 90 days past due	$1,142	$2,435

Loans identified by the internal review mechanism:
Criticized	$1,130,623	$2,295,329
Classified	$1,915,959	$1,296,144

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected.

At June 30, 2004 real estate or other collateral secured majority of the loans that were criticized and classified. We believe that in the event of foreclosure on these loans we will not incur a significant loss on those loans because of the estimated market value of the related collateral. However, there can be no assurance that in the case of liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2004	2003
Balance, January 1,	$1,270,062	$1,319,202
Provision for loan losses for the period	220,951	160,000
Net loans (charged-off) recovered for the period	(102,009)	(147,413)

Balance, end of period	$1,389,004	$1,331,789

Gross loans outstanding, end of period	$79,746,055	$78,289,899

Allowance for loan losses to loans outstanding	1.74%	1.70%

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Deposits

Total deposits increased $4,335,845 or 3.85% from December 31, 2003. The largest change was an increase in interest-bearing deposits. Interest-bearing deposits increased $3,829,826 to $102,461,318 at June 30, 2004. Non interest-bearing deposits increased $506,019 to $14,458,353 at June 30, 2004. Expressed in percentages, noninterest-bearing deposits increased 3.63%, interest-bearing deposits increased 3.88%. The increases were attributable to normal growth of the Bank.

Balances within the major deposit categories are as follows:

	June 30, 2004	December 31, 2003
Noninterest-bearing demand deposits	$14,458,353	$13,952,334
Interest-bearing demand deposits	20,700,470	22,836,817
Savings deposits	26,265,041	21,945,671
Certificates of deposits	55,495,807	53,849,004

	$116,919,671	$112,583,826

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 68.00% at June 30, 2004 and 70.93% at December 31, 2003.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At June 30, 2004 we had available an unused short-term line of credit to purchase up to $3,800,000 of federal funds from an unrelated correspondent institution. We also have a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of June 30, 2004, the available credit totaled $19,408,609, and there were not draws on this line.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2004 – Net Interest Income,” our net interest margin has increased during the current year. If net interest margin were to decline, net income will likely decline also.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Capital Resources

Total shareholders’ equity increased from $11,240,223 at December 31, 2003 to $11,619,749 at June 30, 2004. The net increase of $379,526 is attributable to earnings for the period of $783,579 before the payment of $178,421 in cash dividends, the net decrease for the period of $248,232 in the fair value of securities available-for-sale and the net increase of $22,600 from the sales and purchases of treasury stock.

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

The following table summarizes the Bank’s risk-based capital at June 30, 2004:

Shareholders’ equity	$11,657,475
Less: intangibles	—

Tier 1 capital	11,657,475
Plus: allowance for loan losses (1)	1,115,525

Total capital	$12,773,000

Net risk-weighted assets	$89,242,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.06%
Total capital (to risk-weighted assets)	14.32%
Tier 1 capital (to quarterly average assets)	9.20%

(1)	limited to 1.25% of gross risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, we had issued commitments to extend credit of $5,971,000 and standby letters of credit of $1,014,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

Recently Issued Accounting Standards

Accounting standards which have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 27, 2004, the Company held its Annual Meeting of Shareholders for the purpose of electing two directors for three-year terms

The nominees for director received the number of affirmative votes of shareholders required for such nominee’s election in accordance with the Bylaws of the Company with 200,760 shareholders voting for the nominees out of a total 247,738 outstanding shareholders. There were no abstention votes or no votes against their election. There were no votes withheld.

Item 6. Exhibits and Reports on Form 8-K

Exhibits – The following exhibits are filed with this report.

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications

(b) Reports on Form 8-K – There were no reports on form 8-K filed during the period.

Items 1, 2, 3, and 5 are not applicable.

COMMUNITYCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: August 11, 2004	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer

COMMUNITYCORP

Index To Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications