Form 10QSB
period 2004-09-30
COMMUNITYCORP
filed 2004-11-12
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

247,105 shares of common stock, $5 par value, as of November 11, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMMUNITYCORP

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$6,640,526	$4,862,983
Federal funds sold and securities purchased under agreements to resell	16,843,000	16,367,000

Total cash and cash equivalents	23,483,526	21,229,983

Time deposits with other banks	499,000	499,000

Investment securities:
Securities available-for-sale	23,536,265	16,494,638
Nonmarketable equity securities	197,375	214,375
Securities held-to-maturity (estimated market value of $2,282,720 and $2,764,762 at September 30, 2004 and December 31, 2003, respectively)	2,183,440	2,644,498

Total investment securities	25,917,080	19,353,511

Loans receivable	79,359,541	80,169,314
Less allowance for loan losses	(1,391,768)	(1,270,062)

Loans, net	77,967,773	78,899,252
Accrued interest receivable	824,665	817,309
Premises, furniture & equipment, net	3,047,955	2,517,479
Other real estate owned	697,835	725,035
Other assets	762,804	596,372

Total assets	$133,200,638	$124,637,941

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$17,652,182	$13,952,334
Interest-bearing	102,458,233	98,631,492

	120,110,415	112,583,826

Short-term borrowings	270,000	450,000
Accrued interest payable	302,250	295,934
Other liabilities	225,945	67,958

Total liabilities	120,908,610	113,397,718

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,721,023	1,731,708
Accumulated other comprehensive income (loss)	62,059	64,545
Retained earnings	12,308,302	11,239,046
Treasury stock (52,895 shares in 2004 and 52,664 shares in 2003)	(3,299,356)	(3,295,076)

Total shareholders’ equity	12,292,028	11,240,223

Total liabilities and shareholders’ equity	$133,200,638	$124,637,941

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$4,437,737	$4,336,968	$1,544,307	$1,438,306
Securities	511,832	430,423	203,332	113,217
Other interest income	147,521	176,002	49,572	59,249

Total	5,097,090	4,943,393	1,797,211	1,610,772

Interest expense:
Deposit accounts	1,165,496	1,493,024	402,333	437,543
Other interest expense	684	704	514	127

	1,166,180	1,493,728	402,847	437,670

Net interest income	3,930,910	3,449,665	1,394,364	1,173,102

Provision for loan losses	355,951	210,000	135,000	50,000

Net interest income after provision for loan losses	3,574,959	3,239,665	1,259,364	1,123,102

Noninterest income:
Service charges	324,522	309,366	116,770	112,477
Other income	88,935	103,467	34,902	24,945

Total	413,457	412,833	151,672	137,422

Noninterest expenses:
Salaries and benefits	1,159,773	1,057,165	411,476	360,499
Net occupancy expense	141,251	92,171	46,107	31,415
Equipment expense	220,605	246,423	67,967	92,560
Other operating expenses	614,112	614,866	175,390	223,779

Total	2,135,741	2,010,625	700,940	708,253

Income before taxes	1,852,675	1,641,873	710,096	552,271

Income tax provision	605,000	520,000	246,000	180,000

Net income	$1,247,675	$1,121,873	$464,096	$372,271

Earnings per share:
Weighted average common shares outstanding	247,615	265,900	247,497	247,385

Net income per common share	$5.04	$4.22	$1.88	$1.50

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the nine months ended September 30, 2004 and 2003

(Unaudited)

	Common Stock		Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2002	300,000	$1,500,000	$1,731,708	$128,119	$9,993,521	$(1,104,171)	$12,249,177

Cash dividends declared – $.65 per share					(179,516)		(179,516)

Net income for the period					1,121,873		1,121,873

Other comprehensive loss, net of tax benefit of $36,336				(69,047)			(69,047)

Comprehensive income							1,052,826

Sale of treasury stock						167,715	167,715

Purchase of treasury stock						(2,358,620)	(2,358,620)

Balance, September 30, 2003	300,000	$1,500,000	$1,731,708	$59,072	$10,935,878	$(3,295,076)	$10,931,582

Balance, December 31, 2003	300,000	$1,500,000	$1,731,708	$64,545	11,239,046	$(3,295,076)	$11,240,223

Cash dividends declared – $.72 per share					(178,419)		(178,419)

Net income for the period					1,247,675		1,247,675

Other comprehensive loss, net of tax benefit of $ 1,161				(2,486)			(2,486)

Comprehensive income							1,245,189

Sale of treasury stock			(10,685)			53,285	42,600

Purchase of treasury stock						(57,565)	(57,565)

Balance, September 30, 2004	300,000	$1,500,000	$1,721,023	$62,059	$12,308,302	$(3,299,356)	$12,292,028

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,247,675	$1,121,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152,541	159,186
Provision for possible loan losses	355,951	210,000
Amortization less accretion on investments	132,843	45,882
(Increase) decrease in interest receivable	(7,356)	74,290
Increase (decrease) in interest payable	6,316	(59,901)
Proceeds from sale of OREO property	27,200	—
Increase in other assets	(167,444)	(528,267)
Increase in other liabilities	159,148	82,703

Net cash provided by operating activities	1,906,874	1,105,766

Cash flows from investing activities:
Net (increase) decrease in loans to customers	576,540	(2,878,474)
Purchases of securities available-for-sale	(16,193,931)	(15,826,418)
Maturities of securities available-for-sale	9,015,978	13,718,855
Maturities of securities held-to-maturity	460,894	399,783
Decrease in nonmarketable equity securities	17,000	125,000
Increase in time deposits with other banks	—	(200,000)
Purchases of premises and equipment	(683,017)	(165,293)

Net cash used by investing activities	(6,806,536)	(4,826,547)

Cash flows from financing activities:
Net increase in deposit accounts	7,526,589	6,345,541
Decrease in short-term borrowings	(180,000)	(100,000)
Dividends paid	(178,419)	(179,516)
Sale of treasury stock	42,600	167,715
Purchase of treasury stock	(57,565)	(2,358,620)

Net cash provided by financing activities	7,153,205	3,875,120

Net increase (decrease) in cash and cash equivalents	2,253,543	154,339

Cash and cash equivalents, beginning of period	21,229,983	21,824,998

Cash and cash equivalents, end of period	$23,483,526	$21,979,337

Cash paid during the period for:
Income taxes	$677,500	$652,445
Interest	$1,159,864	$1,553,629

See notes to condensed consolidated financial statements

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The condensed consolidated financial statements as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the related notes included in Communitycorp’s 2003 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Nine Months Ended September 30, 2004:
Unrealized losses on securities available-for-sale	$(3,647)	$1,161	$(2,486)
Plus: reclassification adjustment for losses realized in net income	—	—	—

Net unrealized losses on securities	(3,647)	1,161	(2,486)

Other comprehensive income (loss)	$(3,647)	$1,161	$(2,486)

For the Nine Months Ended September 30, 2003:
Unrealized losses on securities available-for-sale	$(105,383)	$36,336	$(69,047)
Plus: reclassification adjustment for losses realized in net income	—	—	—

Net unrealized losses on securities	(105,383)	36,336	(69,047)

Other comprehensive income (loss)	$(105,383)	$36,336	$(69,047)

For the Three Months Ended September 30, 2004:
Unrealized losses on securities available-for-sale	$(375,332)	$129,586	$(245,746)
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized losses on securities	(375,332)	129,586	(245,746)

Other comprehensive loss	$(375,332)	$129,586	$(245,746)

For the Three Months Ended September 30, 2003:
Unrealized losses on securities available-for-sale	$(169,263)	$58,396	$(110,867)
Plus: reclassification adjustment for losses realized in net income	—	—	—

Net unrealized losses on securities	(169,263)	58,396	(110,867)

Other comprehensive income (losses)	$(169,263)	$58,396	$(110,867)

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2004 compared to December 31, 2003, and the results of operations for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

The largest component of total income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest spread is derived from determining the weighted-average rate of interest paid on deposits and borrowings and subtracting it from the weighted-average yield on earning assets.

Net interest income for the nine months ended September 30, 2004, was $3,930,910 compared to $3,449,665 for the same period last year, an increase of 13.95%. For the quarter ended September 30, 2004, net interest income was $1,394,364, compared to $1,173,102 for the quarter ended September 30, 2003 an increase of 18.86%. The increase in income in both periods was significantly impacted by the collection of $86,911 of non accruing interest related to non accrual loans that were paid off in the third quarter of 2004. Additionally, the increase in income was partially attributable to the increase in balances of our earning assets and the impact of lower interest rates on our interest-bearing liabilities.

For the nine months ended September 30, 2004, average earning assets totaled $119,449,163 with an annualized average yield of 5.71%, compared to $114,417,754 and 5.78%, respectively, for the same period last year. Average interest-bearing liabilities totaled $100,291,001 with an annualized average cost of 1.55% for the nine months ended September 30, 2004, compared to $96,766,709 and 2.06%, respectively, for the same period last year. For the quarter ended September 30, 2004, average earning assets totaled $118,766,887 with an annualized average yield of 6.00%, compared to $114,463,465 and 5.58%, respectively, for the same period last year. Average interest-bearing liabilities totaled $99,801,536 with an annualized average cost of 1.60% for the quarter ended September 30, 2004, compared to $96,678,603 and 1.80%, respectively, for the same period last year. Adjusting for the $86,911 of interest collected on non accruing loans during the third quarter of 2004, our annualized yield on earning assets would have been 5.61% and 5.42% for the nine months and three months ended September 30, 2004, respectively.

Net interest margin was 4.40% and 4.04% for the nine months ended September 30, 2004 and 2003, respectively. For the quarter ended September 30, 2004 and 2003, net interest margin was 4.66% and 4.07%, respectively. Adjusting for the $86,911 of interest collected on non-accruing loans during the third quarter of 2004, our net interest margin would have been 4.30% and 4.08% for the nine months and three months ended September 30, 2004, respectively.

Our annualized yield on earning assets declined 7 basis points and increased 42 basis points for the nine months and three months ended September 30, 2004, compared to the same periods in 2003, respectively. Adjusting for the $86,911 of interest collected on non accruing loans during the third quarter of 2004, our annualized yield on earning assets would have declined 17 basis points and 16 basis points for the nine months and three months ended September 30, 2004, compared to the same periods in 2003, respectively. The reduction in yields, after adjusting for the collection of non-accrued interest in both periods, is reflective of the declining interest rate environment. The change in both periods were more than offset by the decline of 51 and 20 basis points in the annualized average cost of our interest-bearing liabilities during the nine months and quarter ended September 30, 2004, respectively, from the annualized average cost of our interest-bearing liabilities for the same periods last year.

Details of certain components of our earning assets and interest-bearing liabilities are discussed in the following paragraphs.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Net Interest Income – (continued)

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 66.59% and 67.67% of average earning assets for the nine months ended September 30, 2004 and 2003, respectively, and 66.89%, and 67.44% for the quarter ended September 30, 2004 and 2003, respectively. Loan interest income for the nine months and three months ended September 30, 2004 totaled $4,437,737 and $1,544,307, respectively, including $86,911 of interest collected on non accruing loans, compared to $4,336,968 and $1,438,306, respectively for the same periods in 2003. The annualized average yield on loans was 7.46% and 7.71% for the nine months and three months ended September 30, 2004, respectively. Adjusting for the interest collected on non accruing loans our annualized average yield on loans would have been 7.31% and 6.84%, respectively. For the nine months and three months ended September 30, 2003, our annualized average yield on loans was 7.49% and 7.39%, respectively. Average balances of loans increased to $79,545,932 during the nine months ended September 30, 2004, an increase of $2,122,317 over the average of $77,423,615 during the comparable period in 2003. For the quarter ended September 30, 2004, the average balances of loans increased by $2,253,827 over the average balances of loans of $77,194,736 for the quarter ended September 30, 2003.

Investment securities averaged $22,125,173, or 18.52% of average earning assets, for the nine months ended September 30, 2004, compared to $16,650,582 or 14.55% of average earning assets, for the same period in 2003. For the quarter ended September 30, 2004, investment securities averaged $21,070,054, or 17.74%, of average earnings assets compared to $16,732,679 or 14.62% of average earnings assets for the three months ended September 30, 2003. Interest earned on investment securities amounted to $511,832 for the nine months ended September 30, 2004, compared to $430,423 for the same period last year. For the quarter ended September 30, 2004, interest earned on investment securities amounted to $203,332 compared to $113,217 for the same period last year. Investment securities yielded 3.09% and 3.46% for the nine months ended September 30, 2004 and 2003, respectively. For the quarter ended September 30, 2004 and 2003, the yields on investment securities were 3.83% and 2.68%, respectively.

Total interest expense for the nine months ended September 30, 2004 and 2003 was $1,166,180 and $1,493,728, respectively. For the quarter ended September 30, 2004 and 2003, interest expense was $402,847 and $437,670, respectively. The largest component of interest expense is interest on deposit accounts. Interest expense on deposit accounts was $1,165,496 and $1,493,024, for the nine months ended September 30, 2004 and 2003, respectively. The average balance of deposits increased to $99,945,764 during the nine months ended September 30, 2004 from $96,410,189 during the same period last year. During the quarter ended September 30, 2004 the average balances of deposits increased to $99,465,772 from $96,333,685 for the same period last year. The annualized average cost of deposits was 1.56% for the nine months ended September 30, 2004, compared to 2.07% for the same period in 2003. For the quarter ended September 30, 2004 and 2003, the annualized average cost of deposits was 1.60% and 1.80%, respectively. The decrease in the average cost of deposits in both periods was due to the decline in market interest rates, which has impacted the rates we offer to our depositors.

For the nine months ended September 30, 2004 and 2003, the total annualized average cost of funds was 1.55% and 2.06%, respectively. The overall cost of funds was 1.60% and 1.80% for the quarter ended September 30, 2004, and 2003, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2004, the provision charged to expense was $355,951, as compared to $210,000 for the same period in 2003. For the quarters ended September 30, 2004 and 2003, the provision charged to expense was $135,000 and $50,000 respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

We believe that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of September 30, 2004.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Noninterest Income

Noninterest income during the nine months ended September 30, 2004 was $413,457, an increase of $624 or 0.15% from the comparable period in 2003. Service charges on deposit accounts increased $15,156 from the period ended September 30, 2003 to $324,522 for the period ended September 30, 2004. The increase is mainly attributable to the increase in demand deposit accounts. Other income decreased 14.05% to $88,935 for the nine months ended September 30, 2004 when compared to the same period ended September 30, 2003. The decrease in other income was mainly due to a refund of overpayment of property taxes in prior years of approximately $20,000, which was received in the first quarter of 2003. This decrease in other income was reduced by the collection of approximately $9,000 of collection costs associated with certain non-accruing loans that were paid during the quarter ended September 30, 2004.

For the quarter ended September 30, 2004, noninterest income increased $14,250 or 10.37% over the same period in 2003. This increase is primarily due to other income, which increased $9,957 from the quarter ended September 30, 2003 to $34,902 for the quarter ended September 30, 2004. Service charges increased $4,293 or 3.82% from the quarter ended September 30, 2003 to $116,770 for the quarter ended September 30, 2004. The increase in other income is primarily related to the collection of approximately $9,000 of collection costs associated with certain non-accruing loans that were paid during the three months ended September 30, 2004.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2004 increased $125,116 or 6.22% over the same period in 2003. Salaries and employee benefits increased $102,608 from the nine months ended September 30, 2003 to $1,159,773 for the nine months ended September 30, 2004. This increase is primarily attributable to the addition of a branch manager and a mortgage loan processor plus normal salary increases. Net occupancy and equipment expense increased $23,262 or 6.87% to $361,856 for the nine months ended September 30, 2004 when compared to the same period in 2003. The increase is mainly attributable to depreciation expense on new equipment and costs associated with the implementation of internet banking during 2003. Other operating expenses decreased $754 for the nine months ended September 30, 2004 to $614,112.

For the quarter ended September 30, 2004, noninterest expense decreased $7,313 or 1.03% over the same period in 2003. Salaries and employee benefits increased $50,977 from the three months ended September 30, 2003 to $411,476 for the three months ended September 30, 2004. This increase is primarily attributable to the addition of a branch manager and a mortgage loan processor plus normal salary increases. The increase in salaries and employee benefits expense was reduced by the decrease in net occupancy and equipment expense of $9,901 and the decrease of $48,389 in other operating expenses. The reduction of other operating expenses for the quarter ended September 30, 2004 compared to the same quarter in 2003, is mainly attributable to approximately $40,000 for miscellaneous check fraud losses and write down of other real estate own that were incurred in the third quarter of 2003. Additionally, we were able to save approximately $3,000 per month in postage on bank statements because we began imaging customers’ checks in instead of returning in the mail.

Income Taxes

The income tax provision for the nine months ended September 30, 2004 was $605,000 as compared to $520,000 for the same period in 2003. This increase was primarily a result of the increase in income before taxes. The effective tax rates were 32.66% and 31.67% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The effective tax rates were 34.64% and 32.59% for the quarter ended September 30, 2004 and September 30, 2003, respectively.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2004 of $1,247,675 as compared to $1,121,873 for the same period in 2003. This represents an increase of $125,802 or 11.21% over the same period in 2003. Net income for the quarter ended September 30, 2004 increased $91,825 or 24.67% over the same period in 2003.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Assets and Liabilities

During the first nine months of 2004, total assets increased $8,562,697, or 6.87%, when compared to December 31, 2003. This increase was primarily a result of an increase in investments of $6,563,569, or 33.91% from the corresponding amount for December 31, 2003. This increase was reduced by the reduction in net loans of $931,479 or 1.18% from December 31, 2003 to $77,967,773 at September 30, 2004, as discussed below.

Total deposits increased by 6.69%, or $7,526,589, from December 31, 2003 to $120,110,415 at September 30, 2004. Noninterest-bearing deposits increased $3,699,848 or 26.52% to $17,652,182 at September 30, 2004 and interest-bearing deposits increased $3,826,741 or 3.88% to $102,458,233 at September 30, 2004. The increase in deposits was the result of the continual growth of the Bank.

For more analysis of the components of the changes in asset and liabilities, see the following discussion of major balance sheet categories and the Consolidated Statements of Cash Flows included in “Item 1. Financial Statements.”

We closely monitor and seek to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demands.

Loans

Our loan portfolio during the nine months ended September 30, 2004 decreased slightly due to payoff of several large commercial loans and the payoff of approximately $1,372,000 of non-accruing loans during the quarter ended September 30, 2004. Gross loans decreased $809,773 or 1.01% during the period. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Real estate – construction	$2,832,909	$2,011,177
Real estate – mortgage	38,090,228	36,813,674
Commercial and industrial	27,220,249	30,668,580
Consumer and other	11,216,155	10,675,883

	$79,359,541	$80,169,314

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,
	2004	2003
Nonaccrual loans	$951,887	$2,674,045

Accruing loans more than 90 days past due	$3,589	$1,101

Loans identified by the internal review mechanism:
Criticized	$688,027	$195,430
Classified	$2,309,603	$2,559,639

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

At September 30, 2004, real estate or other collateral secured the majority of the loans that were criticized and classified. We believe that in the event of foreclosure on these loans we will not incur a significant loss on those loans because of the estimated market value of the related collateral. However, there can be no assurance that in the case of liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Risk Elements in the Loan Portfolio – continued

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2004	2003
Balance, January 1,	$1,270,062	$1,319,202
Provision for loan losses for the period	355,951	210,000
Net loans (charged-off) recovered for the period	(234,245)	(230,729)

Balance, end of period	$1,391,768	$1,298,473

Gross loans outstanding, end of period	$79,359,541	$77,822,867
Allowance for loan losses to loans outstanding	1.75%	1.67%

Deposits

Total deposits increased $7,526,589 or 6.69% from December 31, 2003. The largest dollar change was an increase in interest-bearing deposits. Interest-bearing deposits increased $3,826,741 to $102,458,233 at September 30, 2004. Non interest-bearing deposits increased $3,699,848 to $17,652,182 at September 30, 2004. Expressed in percentages, noninterest-bearing deposits increased 26.52%, and interest-bearing deposits increased 3.88%. The increases were attributable to normal growth of the Bank.

Balances within the major deposit categories are as follows:

	September 30, 2004	December 31, 2003
Noninterest-bearing demand deposits	$17,652,182	$13,952,334
Interest-bearing demand deposits	22,248,314	22,836,817
Savings deposits	24,109,798	21,945,671
Certificates of deposits	56,100,121	53,849,004

	$120,110,415	$112,583,826

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts. One measure of liquidity is measured by the loan-to-total funds ratio, which was at 65.92% at September 30, 2004 and 70.93% at December 31, 2003.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At September 30, 2004 we had available an unused short-term line of credit to purchase up to $3,800,000 of federal funds from an unrelated correspondent institution. We also have a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of September 30, 2004, the available credit totaled $19,980,095, and there were no draws on this line.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003 – Net Interest Income,” our net interest margin has increased during the current year. If net interest margin were to decline, net income will likely decline also.

Capital Resources

Total shareholders’ equity increased from $11,240,223 at December 31, 2003 to $12,292,028 at September 30, 2004. The net increase of $1,051,805 is attributable to earnings for the period of $1,247,675 before the payment of $178,419 in cash dividends, the net decrease for the period of $2,486 in the fair value of securities available-for-sale and the net decrease of $14,965 from the sales and purchases of treasury stock.

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

The following table summarizes the Bank’s risk-based capital at September 30, 2004:

Shareholders’ equity	$12,121,571
Less: intangibles	—

Tier 1 capital	12,121,571
Plus: allowance for loan losses (1)	1,118,975

Total capital	$13,240,546

Net risk-weighted assets	$89,518,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.54%
Total capital (to risk-weighted assets)	14.79%
Tier 1 capital (to quarterly average assets)	9.33%

(1)	limited to 1.25% of gross risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, we had unused commitments to extend credit of $7,819,000 and standby letters of credit of $1,095,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

Item - 3 - Controls and Procedures.

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

Item 6 - Exhibits and Reports on Form 8-K

Exhibits – The following exhibits are filed with this report.

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications

(b) Reports on Form 8-K – There were no reports on form 8-K filed during the period.

Items 1, 2, 4, and 5 are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date November11, 2004	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer

COMMUNITYCORP

Index to Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications