Form 10KSB
period 2004-12-31
COMMUNITYCORP
filed 2005-03-24
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were $7,409,768.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2005 was $13,529,175. This calculation is based upon $55, the last trade price of the common stock of which the Company is aware. There is no active trading market for the common stock and trades are limited and sporadic.

There were 245,985 shares of the Company’s common stock issued and outstanding as of the record date, March 14, 2005.

Transitional Small Business Disclosure Format. (Check one):    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s 2004 Annual Report to Shareholders - Part II.

Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders - Part III.

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

Item 1. Description of Business

General

Communitycorp was organized in 1995 to serve as a bank holding company for Bank of Walterboro. The bank commenced business on May 1, 1989 as a South Carolina state-chartered bank headquartered in Walterboro, South Carolina. The principal business activity of the Company is to provide banking services to domestic markets, principally in Colleton County, Jasper County and Northern Charleston County, South Carolina. The Company opened an additional branch in 2004 in Ridgeland, South Carolina.

Our primary source of revenue is interest income and fees, which we earn by lending and investing our capital and the funds which are held on deposit. Because loans generally earn higher rates of interest than investments, the bank seeks to employ as many of its deposit funds as possible in the form of loans to individuals and businesses. To ensure sufficient liquidity, we also maintain a portion of the Bank’s deposits in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves (known as “federal funds sold”) to correspondent banks. The revenue which the bank earns (prior to deducting its overhead expenses) is essentially a function of the amount of the Bank’s loans and deposits, as well as the profit margin (“interest spread”) and fee income.

Marketing Focus

Our bank primarily serves the city of Walterboro and the surrounding area of Colleton County, South Carolina. The bank’s extended market area also includes the north side of Charleston County, South Carolina where the Ravenel branch is located and Jasper County where the Ridgeland branch is located. The Bank strives to maintain its business in these market areas.

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

Competition

Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. As of December 31, 2004, there were approximately five commercial banks, two savings and loan institutions, and one credit union in the same area as Bank of Walterboro. Many large banking organizations currently operate in the Bank’s market area, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal authority to provide most financial services.

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

SUPERVISION AND REGULATION (continued)

Sarbanes-Oxley Act

The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC’s new regulations have increased the Company’s cost of doing business, particularly its fees for audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or onerous than those of other public companies of similar size and in similar businesses

USA Patriot Act

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

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

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

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

SUPERVISION AND REGULATION (continued)

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

SUPERVISION AND REGULATION (continued)

Bank of Walterboro (continued)

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

SUPERVISION AND REGULATION (continued)

Bank of Walterboro (continued)

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

Legislative Proposals. Proposed legislation, which could significantly affect the business of banking, is introduced in Congress from time to time. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

Employees

As of December 31, 2004, the Bank had forty full-time and seven part-time employees. The Company had no employees.

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

The Company opened its fourth banking location at 398 East Main street Ridgeland, South Carolina. This 3,800 square foot facility opened for business on December 6, 2004 and provides traditional banking services. The total cost of this facility, including land, and furniture and fixtures was $1,105,257.

Item 3. Legal Proceedings

The Company may from time to time be a party to various legal proceedings arising in the ordinary course of business, but management of the Company is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Company’s business and operations.

Part II

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters

In response to this Item, the information contained on page 50 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation

In response to this Item, the information contained on pages 8 through 25 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

Item 7. Financial Statements

In response to this Item, the information contained on pages 26 through 48 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 8A. Control and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(B) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e)), the Company’s chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the year covered by this annual report, was adequate.

No disclosure is required under 17 C.F.R. Section 228.308

Item 8B. Other Information

No disclosure is required.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

In response to this Item, the information contained on pages 2 through 3 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.

Item 10. Executive Compensation

In response to this Item, the information contained on page 7 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

In response to this Item, the information contained on page 6 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

In response to this Item, the information contained on page 5 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K

(a) The following documents are filed as part of this report:

13	Annual Report of Shareholders for the year ended December 31, 2004 (Incorporated by reference)

21.1	Subsidiaries of the Company

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2004.

Item 14. Principal Accountant Fees and Services.

In response to this Item, the information contained on page 4 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF WALTERBORO

Date: March 22, 2005	By:	/s/ W. Roger Crook
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

Signature	Title	Date
/s/ W. Roger Crook	President, Director (CEO)	March 22, 2005
W. Roger Crook

/s/ Gwendolyn P. Bunton	Vice President (CFO)	March 22, 2005
Gwendolyn P. Bunton

/s/ Peden B. McLeod	Director & Chairman of the Board	March 22, 2005
Peden B. McLeod

/s/ George W. Cone	Director & Corporate Secretary	March 22, 2005
George W. Cone

/s/ J. Barnwell Fishburne	Director	March 22, 2005
J. Barnwell Fishburne

/s/ Harry L. Hill	Director	March 22, 2005
Harry L. Hill

/s/ Steven D. Murdaugh	Director	March 22, 2005
Steven D. Murdaugh

/s/ Harold M. Robertson	Director	March 22, 2005
Harold M. Robertson

Index To Exhibits

Exhibit No.	Description
13	Annual Report of Shareholders for the year ended December 31, 2004 (Incorporated by reference)

21.1	Subsidiaries of the Company

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications