Form 10QSB
period 2005-03-31
COMMUNITYCORP
filed 2005-05-12
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

245,985 shares of common stock, $5 par value, as of May 12, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMMUNITYCORP

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,551,302	$3,705,335
Federal funds sold	11,465,000	19,046,000

Total cash and cash equivalents	17,016,302	22,751,335

Time deposits with other banks	499,000	499,000

Investment securities:
Securities available-for-sale	29,684,144	25,309,730
Nonmarketable equity securities	338,157	305,175
Securities held-to-maturity (estimated market value of $2,040,347 and $2,269,336 at March 31, 2005 and December 31, 2004, respectively)	1,979,313	2,180,728

Total investment securities	32,001,614	27,795,633

Loans receivable	84,546,106	83,006,251
Less allowance for loan losses	(1,475,222)	(1,456,326)

Loans, net	83,070,884	81,549,925

Premises, furniture & equipment, net	3,404,757	3,441,334
Accrued interest receivable	808,777	822,240
Other real estate owned	239,722	701,880
Other assets	736,175	846,376

Total assets	$137,777,231	$138,407,723

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$18,223,141	$16,531,784
Interest-bearing	105,823,040	108,379,543

Total deposits	124,046,181	124,911,327
Short-term borrowings	620,000	390,000
Accrued interest payable	357,807	295,430
Other liabilities	105,956	174,838

Total liabilities	125,129,944	125,771,595

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,716,808	1,721,023
Accumulated other comprehensive income	(138,838)	32,129
Retained earnings	12,926,058	12,715,882
Treasury stock (54,015 shares in 2005 and 53,505 shares in 2004)	(3,356,741)	(3,332,906)

Total shareholders’ equity	12,647,287	12,636,128

Total liabilities and shareholders’ equity	$137,777,231	$138,407,723

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans, including fees	$1,466,742	$1,509,756
Securities	234,199	147,251
Other interest income	103,847	46,955

Total	1,804,788	1,703,962

Interest expense:
Deposit accounts	482,558	381,764
Other interest expense	1,612	90

	484,170	381,854

Net interest income	1,320,618	1,322,108

Provision for loan losses	75,000	145,951

Net interest income after provision for loan losses	1,245,618	1,176,157

Noninterest income:
Service charges	93,782	97,416
Other income	48,422	31,307

Total	142,204	128,723

Noninterest expenses:
Salaries and benefits	442,440	385,254
Net occupancy expense	55,092	52,784
Equipment expense	74,850	88,935
Other operating expenses	212,555	229,530

Total	784,937	756,503

Income before taxes	602,885	548,377

Income tax provision	191,000	172,000

Net income	$411,885	$376,377

Earnings per share:
Weighted average common shares outstanding	245,757	247,585

Net income per common share	$1.68	$1.52

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the three months ended March 31, 2005 and 2004

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2003	300,000	$1,500,000	$1,731,708	$64,545	$11,239,046	$(3,295,076)	$11,240,223
Cash dividends paid ($.72 per share)					(178,422)		(178,422)

Net income for the period					376,377		376,377
Other comprehensive income, net of tax expense of $48,802				92,653			92,653

Comprehensive income							469,030

Sale of treasury stock			(10,061)			50,161	40,100
Purchase of treasury stock						(20,000)	(20,000)

Balance, March 31, 2004	300,000	$1,500,000	$1,721,647	$157,198	$11,437,001	$(3,264,915)	$11,550,931

Balance, December 31, 2004	300,000	$1,500,000	$1,721,023	$32,129	$12,715,882	$(3,332,906)	$12,636,128
Cash dividends paid ($.82 per share)					(201,709)		(201,709)

Net income for the period					411,885		411,885
Other comprehensive loss, net of tax benefit of $118,399				(170,967)			(170,967)

Comprehensive income							240,918

Sale of treasury stock			(4,215)			36,665	32,450
Purchase of treasury stock						(60,500)	(60,500)

Balance, March 31, 2005	300,000	$1,500,000	$1,716,808	$(138,838)	$12,926,058	$(3,356,741)	$12,647,287

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$411,885	$376,377
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75,000	145,951
Depreciation expense	57,797	64,697
Premium amortization less discount accretion on investment securities	7,885	11,926
Amortization of loan fees and costs	142	944
Loss on sale of other real estate owned	2,255	—
Decrease in accrued interest receivable	13,463	55,326
Increase (decrease) in accrued interest payable	62,377	(5,284)
Decrease in other assets	228,258	21,266
Decrease in other liabilities	(68,882)	(37,532)

Net cash provided by operating activities	790,180	633,671

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	1,654,010	5,648,974
Purchases of securities available-for-sale	(6,325,616)	(5,563,574)
Proceeds from maturities of securities held-to-maturity	201,356	303,376
Purchases of nonmarketable equity securities	(32,982)	—
Proceeds from the sale of other real estate owned	460,245	—
Increase in time deposits with other banks	—	(200,000)
Net (increase) decrease in loans to customers	(1,596,101)	1,128,617
Purchases of premises and equipment	(21,220)	(24,833)

Net cash (used) provided for investing activities	(5,660,308)	1,292,560

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(471,175)	258,128
Net increase (decrease) in time deposits	(393,971)	1,005,822
Net increase (decrease) in short-term borrowings	230,000	(90,000)
Cash dividends paid	(201,709)	(178,422)
Purchase of treasury stock	(60,500)	(20,000)
Sale of treasury stock	32,450	40,100

Net cash (used) provided by financing activities	(864,905)	1,015,628

Net (decreased) increase in cash and cash equivalents	(5,735,033)	2,941,859
Cash and cash equivalents, beginning of year	22,751,335	21,229,983

Cash and cash equivalents, end of year	$17,016,302	$24,171,842

Cash paid during the period for:

Income taxes	$8,620	$155,500
Interest	$421,793	$387,138

See notes to condensed consolidated financial statements.

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2005 and for the interim periods ended March 31, 2005 and 2004 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2004 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended March 31, 2005:
Unrealized losses on securities available-for-sale	$(289,366)	$118,399	$(170,967)
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income - net unrealized losses on securities	$(289,366)	$118,399	$(170,967)

For the Three Months Ended March 31, 2004:
Unrealized gains on securities available-for-sale	$141,455	$(48,802)	$92,653
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income - net unrealized gains on securities	$141,455	$(48,802)	$92,653

Accumulated other comprehensive income consists of the net unrealized gains and (losses) on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2005 compared to December 31, 2004, and the results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. These comments should be read in conjunction with the Company’s condensed financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the quarter ended March 31, 2005, was $1,320,618, compared to $1,322,108 for the same period last year, a decrease of $1,490, or 0.11%. While the volume of our average earnings assets increased in 2005 compared to 2004, the positive effect of this increase practically equaled to the combined negative impact resulting from the decline in the yield on our interest earning assets and the increase in the volume and annualized cost of our interest bearing liabilities

For the quarter ended March 31, 2005, average earning assets totaled $130,576,860 with an annualized average yield of 5.61%. Average earning assets and annualized average yield were $116,687,100 and 5.86%, respectively, for the quarter ended March 31, 2004. For the quarter ended March 31, 2005, average interest-bearing liabilities totaled $108,936,204 with an annualized average cost of 1.80%. Average interest-bearing liabilities and annualized average cost were $98,783,447 and 1.55%, respectively, for the quarter ended March 31, 2004.

Our net interest margin and net interest spread were 4.10% and 3.80% for the quarter ended March 31, 2005 compared to 4.54% and 4.31%, respectively for the quarter ended March 31, 2004.

Our annualized yield on average earning assets declined 25 basis points during the first quarter of 2005 compared to the first quarter of 2004, while our annualized average cost of our interest-bearing liabilities increased by 25 basis points.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 64.18% and 67.88% of average earning assets for the quarter ended March 31, 2005 and 2004, respectively. Loan interest income was $1,466,742 and $1, 509,756 for quarter ended March 31, 2005 and 2004, respectively. The annualized average yield on loans was 7.10% and 7.64% for the quarter ended March 31, 2005 and 2004, respectively. Average balances of loans increased to $83,802,462 during the quarter ended March 31, 2005, an increase of $4,590,255 over the average of $79,212,207 during the quarter ended March 31, 2004. The annualized average yield realized for 2005 was negatively impacted by the volume of fixed rate loans included in our loan portfolio that were made in prior years at rates lower then the prevailing loan rates in effect during first quarter of 2005. Fixed rates loans averaged approximately 95% of our loan portfolio during the quarter ending March 31, 2005 and 2004.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Net Interest Income – (continued)

Investment securities averaged approximately $29,228,254 or 22.38% of average earning assets, for first quarter of 2005 compared to $18,596,487 or 15.94% of average earning assets, for the same period in 2004. Interest earned on investment securities amounted to $234,199 for the quarter ended March 31, 2005, compared to $147,251 for the comparable period last year. Investment securities yielded 3.25% and 3.21% for the quarter ended March 31, 2005 and 2004, respectively.

Total interest expense for the quarter ended March 31, 2005 and 2004 was $484,170 and $381,854 respectively. The largest component of interest expense is interest on deposit accounts. Interest expense on deposit accounts was $482,558 and $381,764, for the quarter ended March 31, 2005 and 2004, respectively. The average balance of interest bearing deposits increased to $108,521,982 during the quarter ended March 31, 2005 from $98,432,568 for the quarter ended March 31, 2004. The annualized average cost of deposits was 1.80% for the quarter ended March 31, 2005 compared to 1.56% for the same period in 2004.

For the quarter ended March 31, 2005 and 2004, the total annualized average cost of funds was 1.80% and 1.55%, respectively.

Provision and Allowance for Loan Losses

We provide for loan losses using the allowance method. Increases to the allowance are charged by recording a provision for loan losses. Loan losses and recoveries are charged to the allowance. Charge-offs to the allowance are made when all or a portion of the loan is confirmed as a loss based on our review of the loan, through possession of the underlying security, or through a troubled debt restructuring transaction. Likewise, recoveries offset these increases through credits to the allowance.

The allowance is maintained at a level that we believe is sufficient to cover losses in the loan portfolio at a specific point in time. Assessing the adequacy of the allowance requires considerable judgment. The adequacy of the allowance is analyzed on a monthly basis using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. This methodology relies upon our judgment. Our judgments are based on our assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions. An allowance model is used that takes into account factors including the composition of the loan portfolio such as risk grade classifications, historical asset quality trends including, but not limited to, previous loss experience ratios, our assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the definition of such classification. The value of underlying collateral is also considered during such analysis. The resulting monthly model and the related conclusions are reviewed and approved by Senior Management. Our analysis of allowance adequacy includes consideration for loan impairment. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if results differ substantially from the assumptions used in making the evaluations.

The methodology for assessing the adequacy of the allowance establishes both an allocated and unallocated component of the contra asset balance. The allocated component is based principally on current loan grades and historical loss rates. The unallocated component is the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated allowance. This analysis includes, but is not necessarily limited to, industry concentrations, future market expansions, model imprecision, and the estimated impact of current economic conditions on historical loss rates. On a continual basis, we monitor trends within the portfolio, both quantitative and qualitative, and assess the reasonableness of the unallocated component.

The allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2005, the provision charged to expense was $75,000, as compared to $145,951 in the same period in 2004.

COMMUNITY CORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Provision and Allowance for Loan Losses – (continued)

The allowance for loan losses was 1.74% of total loans at March 31, 2005 and 2004. The allowance for loan losses at March 31, 2005 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance model methodology. Accordingly, we believe the allowance as of March 31, 2005 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

Noninterest Income

Noninterest income increased $13,481, or 10.47%, to $142,204 for the three months ended March 31, 2005 from the comparable period in 2004. Service charges on deposit accounts decreased 3.73% to $93,782 for the three months ended March 31, 2005, while other income increased $17,115 from March 31, 2004 to $48,422 for the same period in 2005. This increase is mostly attributable to a one-time fee received from a credit card company.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2005 was $28,434, or 3.76%, greater than the three months ended March 31, 2004. Salaries and employee benefits increased $57,186, or 14.84%, from $385,254 for the three months ended March 31, 2004 to $442,440 for the comparable period in 2005. This increase is primarily attributable to normal salary increases plus the staff for the new Ridgeland branch, which became fully operational during the first quarter of 2005. For the three months ended March 31, 2005, other operating expense was $16,975, or 7.40%, less than the three months ended March 31, 2004. Net occupancy and equipment expense decreased from $141,719 for the quarter ended March 31, 2004 to $129,942 for the comparable period in 2005.

Income Taxes

The income tax provision for the three months ended March 31, 2005 was $191,000 compared to $172,000 for the same period in 2004. The increase was primarily a result of an increase in income before taxes. The effective tax rates were 31.68% and 31.37% for the three months ended March 31, 2005 and 2004, respectively.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2005 of $411,885 as compared to $376,377 for the same period in 2004. This represents an increase of $35,508, or 9.43%, more than the same period in 2004.

Assets and Liabilities

During the first three months of 2005, total assets decreased $630,492, or .46%, when compared to December 31, 2004. Federal funds sold decreased $7,581,000 from December 31, 2004 to $11,465,000 at March 31, 2005. The decrease is a result of money being shifted into higher yielding investment securities. Total investment securities increased $4,205,981 from December 31, 2004 to $32,001,614 at March 31, 2005. Gross loans increased $1,539,855, or 1.86%, to $84,546,106 at March 31, 2005.

Total deposits decreased by .69%, or $865,146, from December 31, 2004 to $124,046,181 at March 31, 2005. Noninterest-bearing deposits increased $1,691,357 to $18,223,141 at March 31, 2005. Interest-bearing deposits decreased $2,556,503 or 2.36% to $105,823,040 at March 31, 2005.

For more analysis of the components of the changes in asset and liabilities, see the following discussion of major balance sheet categories and the Consolidated Statements of Cash Flows included in “Item 1. Financial Statements.”

COMMUNITY CORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Assets and Liabilities – (continued)

We closely monitor and seek to maintain appropriate levels of interest earning-assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

Loans

At March 31, 2005, our total loans were $84,546,106 compared to $83,006,251 at December 31, 2004, an increase of $1,539,855, or 1.86%. Balances within the major loans receivable categories as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Real estate – construction	$5,129,482	$4,695,143
Real estate – mortgage	37,984,607	39,203,590
Commercial and industrial	30,281,933	27,991,611
Consumer and other	11,150,084	11,115,907

Total gross loans	$84,546,106	$83,006,251

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31,
	2005	2004
Loans: Nonaccrual loans	$613,987	$1,521,951
Accruing loans more than 90 days past due	22,311	3,521
Loans identified by the internal review process:
Criticized	$1,599,757	$522,803
Classified	1,528,009	2,570,982

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

At March 31, 2005 real estate or other collateral secured practically all of the loans that were criticized and classified. In the event of foreclosure on these loans, there can be no assurance that in liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	Three Months Ended March 31,
	2005	2004
Balance, January 1,	$1,456,326	$1,270,062
Provision for loan losses for the period	75,000	145,951
Net loans charged-off for the period	(56,104)	(39,179)

Balance, end of period	$1,475,222	$1,376,834

Gross loans outstanding, end of period	$84,546,106	$79,000,574
Allowance for loan losses to loans outstanding	1.74%	1.74%

COMMUNITY CORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Deposits

Total deposits decreased $865,146, or .69%, from December 31, 2004. The largest change was a decrease in interest-bearing deposits. Interest-bearing deposits decreased $2,556,503 to $105,823,040 at March 31, 2005. The decrease was offset by a increase in noninterest-bearing deposits of $1,691,357. Expressed in percentages, interest-bearing deposits decreased 2.36% during the period and noninterest-bearing deposits increased 10.23%.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Noninterest-bearing demand deposits	$18,223,141	$16,531,784
Interest-bearing demand deposits	24,299,787	27,151,995
Savings deposits	24,765,512	24,075,836
Certificates of deposit	56,757,741	57,151,712

	$124,046,181	$124,911,327

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio, which was 67.82% at March 31, 2005 and 66.25% at December 31, 2004.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity

At March 31, 2005 we had available an unused short-term line of credit to purchase up to $3,800,000 of federal funds from an unrelated correspondent institution. We also have a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of March 31, 2005, the available credit totaled approximately $20,700,000 and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by liens on all of the Bank’s 1-4 family residential first lien mortgage loans.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004 – Net Interest Income,” our net interest margin has been decreased during the current year. If net interest margin were to increase, net interest income will likely increase also.

COMMUNITY CORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Capital Resources

Total shareholders equity increased from $12,636,128 at December 31, 2004 to $12,647,287 at March 31, 2005. The net increase of $11,159 is attributable to earnings for the period of $411,885 before the payment of $201,709 in cash dividends. The increase was slightly offset by a net decrease for the period of $170,967 in the fair value of securities available-for-sale and the net decrease of $28,050 from the sales and purchases of treasury stock.

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

The following table summarizes the Bank’s risk-based capital at March 31, 2005:

Shareholders’ equity	$12,645,036
Less: intangibles	—

Tier 1 capital	12,645,036

Plus: allowance for loan losses (1)	1,198,588

Total capital	$13,843,624

Risk-weighted assets	$95,887,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.19%
Total capital (to risk-weighted assets)	14.44%
Tier 1 capital (to total average assets)	9.10%

(1)	limited to 1.25% of risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

COMMUNITY CORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Regulatory Matters

We are not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2005, we had issued commitments to extend credit of $9,119,000 and standby letters of credit of $1,123,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

COMMUNITY CORP

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits – The following exhibits are filed with this report.

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications

(b) Reports on Form 8-K – There were no reports on form 8-K filed during the period.

Items 1, 2, 3, 4, and 5 are not applicable.

COMMUNITY CORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

Date: May 12, 2005	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer

COMMUNITY CORP

Index To Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications