Form 10QSB
period 2005-06-30
COMMUNITYCORP
filed 2005-08-11
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

244,365 shares of common stock, $5 par value, as of August 8, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMMUNITYCORP

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,805,814	$3,705,335
Federal funds sold	7,097,000	19,046,000

Total cash and cash equivalents	12,902,814	22,751,335

Time deposits with other banks	499,000	499,000

Investment securities:
Securities available-for-sale	30,687,620	25,309,730
Nonmarketable equity securities	338,157	305,175
Securities held-to-maturity (estimated market value of $2,333,444 and $2,269,336 at June 30, 2005 and December 31, 2004, respectively)	2,077,524	2,180,728

Total investment securities	33,103,301	27,795,633

Loans receivable	85,164,695	83,006,251
Less allowance for loan losses	(1,484,745)	(1,456,326)

Loans, net	83,679,950	81,549,925

Accrued interest receivable	919,808	822,240
Premises, furniture & equipment, net	3,360,728	3,441,334
Other real estate owned	239,722	701,880
Other assets	573,644	846,376

Total assets	$135,278,967	$138,407,723

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$14,533,169	$16,531,784
Interest-bearing	106,889,523	108,379,543

	121,422,692	124,911,327

Short-term borrowings	240,000	390,000
Accrued interest payable	479,306	295,430
Other liabilities	84,950	174,838

Total liabilities	122,226,948	125,771,595

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,716,454	1,721,023
Accumulated other comprehensive income (loss)	(92,119)	32,129
Retained earnings	13,381,272	12,715,882
Treasury stock (55,635 shares in 2005 and 53,505 shares in 2004)	(3,453,588)	(3,332,906)

Total shareholders’ equity	13,052,019	12,636,128

Total liabilities and shareholders’ equity	$135,278,967	$138,407,723

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$3,055,568	$2,893,430	$1,588,826	$1,383,674
Securities	509,625	306,463	275,426	159,523
Other interest income	186,078	99,986	82,231	52,720

Total	3,751,271	3,299,879	1,946,483	1,595,917

Interest expense:
Deposit accounts	999,040	763,163	516,482	381,399
Other interest expense	3,209	170	1,597	80

Total	1,002,249	763,333	518,079	381,479

Net interest income	2,749,022	2,536,546	1,428,404	1,214,438

Provision for loan losses	132,600	220,951	57,600	75,000

Net interest income after provision for loan losses	2,616,422	2,315,595	1,370,804	1,139,438

Noninterest income:
Service charges	191,132	207,752	97,350	110,336
Other income	86,472	54,033	38,050	22,726

Total	277,604	261,785	135,400	133,062

Noninterest expenses:
Salaries and benefits	905,017	748,297	462,577	363,043
Net occupancy expense	113,928	95,144	58,836	42,360
Equipment expense	153,123	152,638	78,273	63,703
Other operating expenses	450,860	438,722	238,305	209,192

Total	1,622,928	1,434,801	837,991	678,298

Income before taxes	1,271,098	1,142,579	668,213	594,202

Income tax provision	404,000	359,000	213,000	187,000

Net income	$867,098	$783,579	$455,213	$407,202

Earnings per share:
Weighted average common shares outstanding	245,309	247,675	244,866	247,766

Net income per common share	$3.53	$3.16	$1.86	$1.64

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the six months ended June 30, 2005 and 2004

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2003	300,000	$1,500,000	$1,731,708	$64,545	$11,239,046	$(3,295,076)	$11,240,223

Cash dividends declared ($.72 per share)					(178,421)		(178,421)

Net income for the period					783,579		783,579

Other comprehensive loss, net of taxes of $ 130,748				(248,232)			(248,232)

Comprehensive income							535,347

Sale of treasury stock			(10,685)			53,285	42,600

Purchase of treasury stock						(20,000)	(20,000)

Balance, June 30, 2004	300,000	$1,500,000	$1,721,023	$(183,687)	$11,844,204	$(3,261,791)	$11,619,749

Balance, December 31, 2004	300,000	$1,500,000	$1,721,023	$32,129	$12,715,882	$(3,332,906)	$12,636,128

Cash dividends declared ($.82 per share)					(201,708)		(201,708)

Net income for the period					867,098		867,098

Other comprehensive loss, net of taxes of $65,443				(124,248)			(124,248)

Comprehensive income							541,142

Sale of treasury stock			(4,569)			47,218	42,649

Purchase of treasury stock						(167,900)	(167,900)

Balance, June 30, 2005	300,000	$1,500,000	$1,716,454	$(92,119)	$13,381,272	$(3,453,588)	$13,052,019

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$867,098	$783,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116,194	105,244
Provision for possible loan losses	132,600	220,951
Amortization less accretion on investments	16,159	123,963
Amortization of deferred loan costs	(747)	2,111
Loss on sale of other real estate owned	2,255	—
Increase in interest receivable	(97,568)	(91)
Increase (decrease) in interest payable	183,876	(11,224)
(Increase) decrease in other assets	337,833	(65,084)
Increase (decrease) in other liabilities	(89,888)	279,387

Net cash provided by operating activities	1,467,812	1,438,836

Cash flows from investing activities:
Net (increase) decrease in loans to customers	(2,261,878)	319,139
Purchases of securities available-for-sale	(7,536,704)	(12,553,311)
Maturities of securities available-for-sale	1,952,951	6,148,350
Purchases of securities held-to-maturity	(200,000)	—
Proceeds from maturities of securities held-to-maturity	303,217	457,685
Proceeds from the sale of other real estate owned	460,245	—
Purchases of time deposits with other banks	—	(200,000)
(Increase) decrease in nonmarketable equity securities	(32,982)	17,000
Purchases of premises and equipment	(35,588)	(284,202)

Net cash used by investing activities	(7,350,739)	(6,095,339)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	(3,488,635)	4,335,845
Decrease in short-term borrowings	(150,000)	(100,000)
Dividends paid	(201,708)	(178,421)
Sale of treasury stock	42,649	42,600
Purchase of treasury stock	(167,900)	(20,000)

Net cash provided by financing activities	(3,965,594)	4,080,024

Net decrease in cash and cash equivalents	(9,848,521)	(576,479)

Cash and cash equivalents, beginning of period	22,751,335	21,229,983

Cash and cash equivalents, end of period	$12,902,814	$20,653,504

Cash paid during the period for:
Income taxes	$105,620	$155,500
Interest	$818,373	$774,557

See notes to condensed consolidated financial statements

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2005 and for the interim periods ended June 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in CommunityCorp’s 2004 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
For the Six Months Ended June 30, 2005:
Unrealized losses on securities available-for-sale	$(189,691)	$65,443	$(124,248)
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized losses on securities	(189,691)	65,443	(124,248)

Other comprehensive loss	$(189,691)	$65,443	$(124,248)

For the Six Months Ended June 30, 2004:
Unrealized gains on securities available-for-sale	$(378,980)	$130,748	$(248,232)
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains on securities	(378,980)	130,748	(248,232)

Other comprehensive income	$(378,980)	$130,748	$(248,232)

For the Three Months Ended June 30, 2005:
Unrealized gains on securities available-for-sale	$99,675	$(52,956)	$46,719
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains on securities	99,675	(52,956)	46,719

Other comprehensive income	$99,675	$(52,956)	$46,719

For the Three Months Ended June 30, 2004:
Unrealized gains on securities available-for-sale	$(520,435)	$179,550	$(340,885)
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains on securities	(520,435)	179,550	(340,885)

Other comprehensive income	$(520,435)	$179,550	$(340,885)

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2005 compared to December 31, 2004, and the results of operations for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2004. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the six months ended June 30, 2005, was $2,749,022, compared to $2,536,546 for the same period last year, an increase of 8.38%. For the quarter ended June 30, 2005, net interest income was $1,428,404, compared to $1,214,438 for the quarter ended June 30, 2004 an increase of 17.62%. The increase in both periods was primarily attributable to the increase in the balances of earning assets plus the impact of higher yields earned on these balances.

For the six months ended June 30, 2005, average-earning assets totaled $130,153,585 with an annualized average yield of 5.81%, compared to $118,084,611 and 5.60%, respectively, for the same period last year. Average interest-bearing liabilities totaled $108,069,062 with an annualized average cost of 1.87% for the six months ended June 30, 2005, compared to $99,312,071 and 1.54%, respectively, for the same period last year. For the quarter ended June 30, 2005, average-earning assets totaled $129,553,986 with an annualized average yield of 6.03%, compared to $117,392,107 and 5.45%, respectively, for the same period last year. Average interest-bearing liabilities totaled $107,211,445 with an annualized average cost of 1.94% for the three months ended June 30, 2005, compared to $99,047,760 and 1.54%, respectively, for the same period last year.

Our net interest margin was 4.26% and 4.31% for the six months ended June 30, 2005 and 2004, respectively. For the quarter ended June 30, 2005 and 2004, net interest margin was 4.42% and 4.15%, respectively.

Our annualized yield on earning assets increased 21 and 58 basis points during the six months and quarter ended June 30, 2005, respectively, from the annualized yield on earnings assets for the same periods last year. Annualized average cost of our interest-bearing liabilities also increased 33 and 40 basis points during the six months and quarter ended June 30, 2005, respectively, from the annualized average cost of our interest-bearing liabilities for the same periods last year. Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Net Interest Income – (continued)

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 64.89% and 67.20% of average earning assets for the six months ended June 30, 2005 and 2004, respectively, and 65.55%, and 67.54% for the quarter ended June 30, 2005 and 2004, respectively. Loan interest income for the six months ended June 30, 2005 totaled $3,055,568, compared to $2,893,430 for the same period in 2004. The annualized average yield on loans was 7.30% and 7.31% for the six months ended June 30, 2005 and 2004, respectively. Loan interest income for the quarter ended June 30, 2005 totaled $1,588,826, compared to $1,383,674 for the same period in 2004. For the quarter ended June 30, 2005 and 2004 the annualized average yield on loans was 7.50% and 7.00%, respectively. Average balances of loans increased to $84,456,413 during the six months ended June 30, 2005, an increase of $5,105,219 over the average of $79,351,194 during the comparable period in 2004. For the quarter ended June 30, 2005, the average balances of loans increased by $5,638,219 over the average balances of loans of $79,281,701 for the quarter ended June 30, 2004. Fixed rate loans comprised of approximately 95% of our loan portfolio for all periods presented.

Investment securities averaged $31,038,316, or 23.85% of average earning assets, for the six months ended June 30, 2005, compared to $20,014,934 or 16.95% of average earning assets, for the same period in 2004. For the quarter ended June 30, 2005, investment securities averaged $32,830,770, or 25.34%, of average earning assets compared to $19,099,759 or 16.27% of average earnings assets, for the same period in 2004. Interest earned on investment securities amounted to $509,625 for the six months ended June 30, 2005, compared to $306,463 for the same period last year. For the quarter ended June 30, 2005, interest earned on investment securities amounted to $275,426 compared to $159,523 for the same period last year. Investment securities yielded 3.31% and 3.18% for the six months ended June 30, 2005 and 2004, respectively. For the quarter ended June 30, 2005 and 2004 the yields on investment securities was 3.36% and 3.35%, respectively.

Total interest expense for the six months ended June 30, 2005 and 2004 was $1,002,249 and $763,333, respectively. For the quarter ended June 30, 2005 and 2004, interest expense was $518,079 and 381,479, respectively. The largest component of interest expense is interest on deposit accounts. Interest expense for deposit accounts was $999,040 and $763,163, for the six months ended June 30, 2005 and 2004, respectively. The average balance of deposits increased to $107,714,172 during the six months ended June 30, 2005 from $98,985,780 during the same period last year. During the quarter ended June 30, 2005, the average balances of deposits increased to $106,915,237 from $98,709,175 for the same period last year. The annualized average cost of deposits was 1.87% for the six months ended June 30, 2005, compared to 1.55% for the same period in 2004. For the quarter ended June 30, 2005 and 2004, the annualized average cost of deposits was 1.94% and 1.55%, respectively.

For the six months ended June 30, 2005 and 2004, the total annualized average cost of funds was 1.87% and 1.54%, respectively. The overall cost of funds was 1.94% and 1.54 % for the quarter ended June 30, 2005, and 2004, respectively.

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

Provision and Allowance for Loan Losses – (continued)

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

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2005, the provision charged to expense was $132,600 as compared to $220,951 in the same period in 2004. For the three months ended June 30, 2005, the provision charged to expense was $57,600 as compared to $75,000 in the same period in 2004.

The allowance for loan losses was 1.74% of total loans at June30, 2005 and 2004. The allowance for loan losses at June 30, 2005 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance model methodology. Accordingly, we believe the allowance as of June 30, 2005 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

Noninterest Income

Noninterest income during the six months ended June 30, 2005 was $277,604, an increase of $15,819 or 6.04% from the comparable period in 2004. Service charges on deposit accounts decreased $16,620 from the period ended June 30, 2004 to $191,132 for the period ended June 30, 2005. The decrease is mainly attributable to the closing of problem accounts and being more selective in opening new accounts that could potentially be problematic. Other income increased 60.04% to $86,472 for the six months ended June 30, 2005 when compared to the same period ended June 30, 2004. This increase is mostly attributable to fees received from the outsourcing of processing the Bank’s cashier’s checks.

For the quarter ended June 30, 2005, noninterest income increased $2,338 or 1.76% over the same period in 2004. Other income increased 67.43% from the quarter ended June 30, 2004 to $38,050 for the quarter ended June 30, 2005 which was offset by a decrease of $12,986 or 11.77% in service charges from the quarter ended June 30, 2004 to $97,350 for the quarter ended June 30, 2005. These changes were attributable to the same reasons as noted above.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2005 increased $188,127 or 13.11% over the same period in 2004. Salaries and employee benefits increased $156,720 from the six months ended June 30, 2004 to $905,017 for the six months ended June 30, 2005. This increase is primarily attributable to normal salary increases plus the staff for the new Ridgeland branch, which became fully operational during the first quarter of 2005. Other operating expenses increased $12,138 or 2.77% to $450,860 for the six months ended June 30, 2005 when compared to the same period in 2004. Net occupancy and equipment expense increased $19,269 for the six months ended June 30, 2005 to $267,051. The opening of the new Ridgeland branch was primarily attributable for the increase in all expense categories.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Noninterest Expense – continued

For the quarter ended June 30, 2005, noninterest expense increased $159,693 or 23.54% over the same period in 2004. Salaries and benefits increased $99,534 or 27.42% over the same period in 2004. Net occupancy and equipment expense, which increased $31,046 or 29.27% over the same period in 2004. Other operating expenses increased $29,113 or 13.92% over the same period in 2004. The increase in all expense categories was primarily attributable to the opening of the new Ridgeland branch.

Income Taxes

The income tax provision for the six months ended June 30, 2005 was $404,000 as compared to $359,000 for the same period in 2004. This increase was primarily a result of the increase in income before taxes. The effective tax rates were 31.78% for the six months ended June 30, 2005 and 31.42% for the six months ended June 30, 2004. The effective tax rates were 31.88% and 31.47% for the quarter ended June 30, 2005 and June 30, 2004, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2005 of $867,098 as compared to $783,579 for the same period in 2004. This represents an increase of $83,519 or 10.66% over the same period in 2004. Net income for the quarter ended June 30, 2005 increased $48,011 or 11.79% over the same period in 2004.

Assets and Liabilities

During the first six months of 2005, total assets decreased $3,128,756, or 2.26%, when compared to December 31, 2004. This decrease was due primarily to the decline in federal funds that were used to fund the $3,488,635 net decrease in total deposits.

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

Loans

Our loan portfolio during the six months ended June 30, 2005 increased $2,158,444 or 2.60% during the period. Balances within the major loans receivable categories as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Real estate – construction	$4,268,051	$4,695,143
Real estate – mortgage	36,282,662	39,203,590
Commercial and industrial	33,470,035	27,991,611
Consumer and other	11,143,947	11,115,907

	$85,164,695	$83,006,251

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,
	2005	2004
Nonaccrual loans	$893,555	$2,358,961

Accruing loans more than 90 days past due	$2,144	$1,142

Loans identified by the internal review mechanism:
Criticized	$241,124	$1,130,623
Classified	$1,316,632	$1,915,959

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

At June 30, 2005 real estate or other collateral secured practically all of the loans that were criticized and classified. In the event of foreclosure on these loans, there can be no assurance that in the case of liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2005	2004
Balance, January 1,	$1,456,326	$1,270,062
Provision for loan losses for the period	132,600	220,951
Net loans (charged-off) recovered for the period	(104,181)	(102,009)

Balance, end of period	$1,484,745	$1,389,004

Gross loans outstanding, end of period	$85,164,695	$79,746,055

Allowance for loan losses to loans outstanding	1.74%	1.74%

Deposits

Total deposits decreased $3,488,635 or 2.79% from December 31, 2004. The largest change was a decrease in noninterest-bearing deposits. Noninterest-bearing deposits decreased $1,998,615 to $14,533,169 at June 30, 2005. Interest-bearing deposits decreased $1,490,020 to $106,889,523 at June 30, 2005. Expressed in percentages, noninterest-bearing deposits decreased 12.09%, interest-bearing deposits decreased 1.37%.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Deposits– (continued)

Balances within the major deposit categories are as follows:

	June 30, 2005	December 31, 2004
Noninterest-bearing demand deposits	$14,533,169	$16,531,784
Interest-bearing demand deposits	24,403,514	27,151,995
Savings deposits	21,649,077	24,075,836
Certificates of deposits	60,836,932	57,151,712

	$121,422,692	$124,911,327

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 70.00% at June 30, 2005 and 66.25% at December 31, 2004.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At June 30, 2005 we had available an unused short-term line of credit to purchase up to $3,800,000 of federal funds from an unrelated correspondent institution. We also have a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of June 30, 2005, the available credit totaled $20,300,000, and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by liens on all of the Bank’s 1-4 family residential first lien mortgage loans.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004 – Net Interest Income,” our net interest margin has decreased during the current year. If net interest margin continues to decline, net income will likely decline also.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Capital Resources

Total shareholders’ equity increased from $12,636,128 at December 31, 2004 to $13,052,019 at June 30, 2005. The net increase of $415,891 is attributable to earnings for the period of $867,098 before the payment of $201,708 in cash dividends, the net decrease for the period of $124,248 in the fair value of securities available-for-sale and the net decrease of $125,251 from the sales and purchases of treasury stock.

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

The following table summarizes the Bank’s risk-based capital at June 30, 2005:

Shareholders’ equity	$13,100,249
Less: intangibles	—

Tier 1 capital	13,100,249
Plus: allowance for loan losses (1)	1,202,438

Total capital	$14,302,687

Net risk-weighted assets	$96,195,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.62%
Total capital (to risk-weighted assets)	14.87%
Tier 1 capital (to quarterly average assets)	9.52%

(1)	limited to 1.25% of gross risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2005, we had issued commitments to extend credit of $10,247,000 and standby letters of credit of $1,149,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 27, 2005, the Company held its Annual Meeting of Shareholders for the purpose of electing three directors for three-year terms.

The nominees for director received the number of affirmative votes of shareholders required for such nominee’s election in accordance with the Bylaws of the Company with 226,825 shareholders voting for the nominees out of a total 244,365 outstanding shareholders. There were no abstention votes or no votes against their election. There were no votes withheld.

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

COMMUNITYCORP

	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: August 8, 2005	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer

COMMUNITYCORP

Index To Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications