Form 10QSB
period 2005-09-30
COMMUNITYCORP
filed 2005-11-10
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the date of this filing.

244,165 shares of common stock, $5 par value, as of November 10, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMMUNITYCORP

COMMUNITYCORP

PART 1. FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,636,687	$3,705,335
Federal funds sold	8,327,000	19,046,000

Total cash and cash equivalents	13,963,687	22,751,335

Time deposits with other banks	300,000	499,000

Investment securities:
Securities available-for-sale	30,923,704	25,309,730
Nonmarketable equity securities	338,157	305,175
Securities held-to-maturity (estimated market value of $2,130,028 and $2,269,336 at September 30, 2005 and December 31, 2004, respectively)	2,076,205	2,180,728

Total investment securities	33,338,066	27,795,633

Loans receivable	90,770,910	83,006,251
Less allowance for loan losses	(1,550,529)	(1,456,326)

Loans, net	89,220,381	81,549,925

Accrued interest receivable	887,539	822,240
Premises, furniture & equipment, net	3,302,588	3,441,334
Other real estate owned	119,861	701,880
Other assets	728,727	846,376

Total assets	$141,860,849	$138,407,723

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$17,400,689	$16,531,784
Interest-bearing	110,132,682	108,379,543

	127,533,371	124,911,327

Short-term borrowings	100,000	390,000
Accrued interest payable	588,317	295,430
Other liabilities	225,900	174,838

Total liabilities	128,447,588	125,771,595

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,716,454	1,721,023
Accumulated other comprehensive income (loss)	(120,634)	32,129
Retained earnings	13,783,029	12,715,882
Treasury stock (55,835 shares in 2005 and 53,505 shares in 2004)	(3,465,588)	(3,332,906)

Total shareholders’ equity	13,413,261	12,636,128

Total liabilities and shareholders’ equity	$141,860,849	$138,407,723

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$4,638,198	$4,437,737	$1,582,630	$1,544,307
Securities	797,773	511,832	288,148	203,332
Other interest income	268,708	147,521	82,630	49,572

Total	5,704,679	5,097,090	1,953,408	1,797,211

Interest expense:
Deposit accounts	1,574,588	1,165,496	575,548	402,333
Other interest expense	4,968	684	1,759	514

	1,579,556	1,166,180	577,307	402,847

Net interest income	4,125,123	3,930,910	1,376,101	1,394,364

Provision for loan losses	262,600	355,951	130,000	135,000

Net interest income after provision for loan losses	3,862,523	3,574,959	1,246,101	1,259,364

Noninterest income:
Service charges	308,515	324,522	117,383	116,770
Other income	128,811	88,935	42,339	34,902

Total	437,326	413,457	159,722	151,672

Noninterest expenses:
Salaries and benefits	1,363,054	1,159,773	458,037	411,476
Net occupancy expense	173,187	141,251	59,259	46,107
Equipment expense	238,179	220,605	85,056	67,967
Other operating expenses	661,574	614,112	210,714	175,390

Total	2,435,994	2,135,741	813,066	700,940

Income before taxes	1,863,855	1,852,675	592,757	710,096

Income tax provision	595,000	605,000	191,000	246,000

Net income	$1,268,855	$1,247,675	$401,757	$464,096

Earnings per share:
Weighted average common shares outstanding	245,153	247,615	244,219	247,497

Net income per common share	$5.18	$5.04	$1.65	$1.88

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

for the nine months ended September 30, 2005 and 2004

(Unaudited)

	Common Stock		Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2003	300,000	$1,500,000	$1,731,708	$64,545	$11,239,046	$(3,295,076)	$11,240,223
Cash dividends declared – $.72 per share					(178,419)		(178,419)
Net income for the period					1,247,675		1,247,675
Other comprehensive loss, net of taxes of $1,161				(2,486)			(2,486)

Comprehensive income							1,245,189

Sale of treasury stock			(10,685)			53,285	42,600
Purchase of treasury stock						(57,565)	(57,565)

Balance, September 30, 2004	300,000	$1,500,000	$1,721,023	$62,059	$12,308,302	$(3,299,356)	$12,292,028

Balance, December 31, 2004	300,000	$1,500,000	$1,721,023	$32,129	$12,715,882	$(3,332,906)	$12,636,128
Cash dividends declared – ($.82 per share)					(201,708)		(201,708)
Net income for the period					1,268,855		1,268,855
Other comprehensive loss, net of taxes of $ 80,463				(152,763)			(152,763)

Comprehensive income							1,116,091

Sale of treasury stock			(4,569)			47,218	42,649
Purchase of treasury stock						(179,900)	(179,900)

Balance, September 30, 2005	300,000	$1,500,000	$1,716,454	$(120,634)	$13,783,029	$(3,465,588)	$13,413,261

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,268,855	$1,247,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175,591	152,541
Provision for possible loan losses	262,600	355,951
Amortization less accretion on investments	24,072	132,843
Increase in interest receivable	(65,299)	(7,356)
Increase in interest payable	292,887	6,316
Proceeds from sale of OREO property	595,245	27,200
Net gain from sale of OREO property	(13,226)	—
(Increase) decrease in other assets	198,111	(167,444)
Increase in other liabilities	51,062	159,148

Net cash provided by operating activities	2,789,898	1,906,874

Cash flows from investing activities:
Net (increase) decrease in loans to customers	(7,933,056)	576,540
Purchases of securities available-for-sale	(8,142,752)	(16,193,931)
Maturities of securities available-for-sale	2,271,398	9,015,978
Purchases of securities held-to-maturity	(200,000)	—
Maturities of securities held-to-maturity	304,606	460,894
(Increase) decrease in nonmarketable equity securities	(32,982)	17,000
Decrease in time deposits with other banks	199,000	—
Purchases of premises and equipment	(36,845)	(683,017)

Net cash used by investing activities	(13,570,631)	(6,806,536)

Cash flows from financing activities:
Net increase in deposit accounts	2,622,044	7,526,589
Decrease in short-term borrowings	(290,000)	(180,000)
Dividends paid	(201,708)	(178,419)
Sale of treasury stock	42,649	42,600
Purchase of treasury stock	(179,900)	(57,565)

Net cash provided by financing activities	1,993,085	7,153,205

Net increase (decrease) in cash and cash equivalents	(8,787,648)	2,253,543

Cash and cash equivalents, beginning of period	22,751,335	21,229,983

Cash and cash equivalents, end of period	$13,963,687	$23,483,526

Cash paid during the period for:
Income taxes	$382,000	$677,500
Interest	1,286,688	1,159,864

See notes to condensed consolidated financial statements

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The condensed consolidated financial statements as of September 30, 2005 and for the interim periods ended September 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the related notes included in Communitycorp’s 2004 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
For the Nine Months Ended September 30, 2005:
Unrealized losses on securities available-for-sale	$(233,226)	$80,463	$(152,763)
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized losses on securities	(223,226)	80,463	(152,763)

Other comprehensive loss	$(223,226)	$80,463	$(152,763)

For the Nine Months Ended September 30, 2004:
Unrealized losses on securities available-for-sale	$(3,647)	$1,161	$(2,486)
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized losses on securities	(3,647)	1,161	(2,486)

Other comprehensive loss	$(3,647)	$1,161	$(2,486)

For the Three Months Ended September 30, 2005:
Unrealized losses on securities available-for-sale	$(43,535)	$15,020	$(28,515)
Plus: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized losses on securities	(43,535)	15,020	(28,515)

Other comprehensive loss	$(43,535)	$15,020	$(28,515)

For the Three Months Ended September 30, 2004:
Unrealized losses on securities available-for-sale	$(375,332)	$129,586	$(245,746)
Plus: reclassification adjustment for losses realized in net income	—	—	—

Net unrealized losses on securities	(375,332)	129,586	(245,746)

Other comprehensive losses	$(375,332)	$129,586	$(245,746)

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2005 compared to December 31, 2004, and the results of operations for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the nine months ended September 30, 2005, was $4,125,123 compared to $3,930,910 for the same period last year, an increase of 4.94%. For the quarter ended September 30, 2005, net interest income was $1,376,101, compared to $1,394,364 for the quarter ended September 30, 2004 a decrease of 1.31%. During the third quarter of 2004, the Bank collected $86,911 of interest related to non-accrual loans that were paid off. Adjusting for this, net interest income would have increased $281,124 or 7.31% and $68,648 or 5.25%, for the nine months and three months ended September 30, 2005, respectively, over the comparable periods for 2004.

For the nine months ended September 30, 2005, average-earning assets totaled $130,523,312 with an annualized average yield of 5.84%, compared to $119,449,163 and 5.71%, respectively, for the same period last year. Average interest-bearing liabilities totaled $108,371,195 with an annualized average cost of 1.95% for the nine months ended September 30, 2005, compared to $100,291,001 and 1.55%, respectively, for the same period last year. For the quarter ended September 30, 2005, average earning assets totaled $131,341,328 with an annualized average yield of 5.97%, compared to $118,766,887 and 6.00%, respectively, for the same period last year. Average interest-bearing liabilities totaled $108,944,306 with an annualized average cost of 2.13% for the quarter ended September 30, 2005, compared to $99,801,536 and 1.60%, respectively, for the same period last year. Adjusting for the $86,911 of interest collected on non-accruing loans during the third quarter of 2004, our annualized yield on earning assets would have been 5.61% and 5.42% for the nine months and three months ended September 30, 2004, respectively.

Net interest margin was 4.23% and 4.40% for the nine months ended September 30, 2005 and 2004, respectively. For the quarter ended September 30, 2005 and 2004, net interest margin was 4.20% and 4.66%, respectively. Adjusting for the $86,911 of interest collected on non-accruing loans during the third quarter of 2004, our net interest margin would have been 4.30% and 4.08% for the nine months and three months ended September 30, 2004, respectively.

Our annualized yield on earning assets increased 13 and decreased 3 basis points during the nine months and quarter ended September 30, 2005, respectively, from the annualized yield on earnings assets for the same periods last year. Annualized average cost of our interest-bearing liabilities also increased 40 and 53 basis points during the nine months and quarter ended September 30, 2005, respectively, from the annualized average cost of our interest-bearing liabilities for the same periods last year. Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Net Interest Income – (continued)

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 65.79% and 66.59% of average earning assets for the nine months ended September 30, 2005 and 2004, respectively, and 67.56%, and 66.89% for the quarter ended September 30, 2005 and 2004, respectively. Loan interest income for the nine months and three months ended September 30, 2005 totaled $4,638,198 and $1,582,630, respectively, compared to $4,437,737 and $1,544,307, respectively for the same periods in 2004. The annualized average yield on loans was 7.22% and 7.15% for the nine months and three months ended September 30, 2005, respectively. Average balances of loans increased to $85,869,396 during the nine months ended September 30, 2005, an increase of $6,323,464 over the average of $79,545,932 during the comparable period in 2004. For the quarter ended September 30, 2005, the average balances of loans increased by $9,291,357 over the average balances of loans of $79,448,563 for the quarter ended September 30, 2004. Fixed rates loans comprised approximately 95% of our loan portfolio for all periods presented.

Investment securities averaged $31,730,011, or 24.31% of average earning assets, for the nine months ended September 30, 2005, compared to $22,125,173 or 18.52% of average earning assets, for the same period in 2004. For the quarter ended September 30, 2005, investment securities averaged $33,090,833, or 25.19%, of average earnings assets compared to $21,070,053, or 17.74%,of average earnings assets for the three months ended September 30, 2004. Interest earned on investment securities amounted to $797,773 for the nine months ended September 30, 2005, compared to $511,832 for the same period last year. For the quarter ended September 30, 2005, interest earned on investment securities amounted to $288,148 compared to $203,332 for the same period last year. Investment securities yielded 3.36% and 3.09% for the nine months ended September 30, 2005 and 2004, respectively. For the quarter ended September 30, 2005 and 2004, the yields on investment securities were 3.49% and 3.83%, respectively.

Total interest expense for the nine months ended September 30, 2005 and 2004 was $1,579,556 and $1,166,180, respectively. For the quarter ended September 30, 2005 and 2004, interest expense was $577,307 and $402,847, respectively. The largest component of interest expense is interest on deposit accounts. Interest expense on deposit accounts was $1,574,588 and $1,165,496, for the nine months ended September 30, 2005 and 2004, respectively. The average balance of deposits increased to $108,043,191 during the nine months ended September 30, 2005 from $99,945,764 during the same period last year. During the quarter ended September 30, 2005, the average balances of deposits increased to $108,669,198 from $99,465,772 for the same period last year. The annualized average cost of deposits was 1.95% for the nine months ended September 30, 2005, compared to 1.56% for the same period in 2004. For the quarter ended September 30, 2005 and 2004, the annualized average cost of deposits was 2.12% and 1.60%, respectively.

For the nine months ended September 30, 2005 and 2004, the total annualized average cost of funds was 1.95% and 1.55%, respectively. The overall cost of funds was 2.13% and 1.60% for the quarter ended September 30, 2005, and 2004, respectively.

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

The allowance for loan losses was 1.71% and 1.75% of total loans at September 30, 2005 and 2004. The allowance for loan losses at September 30, 2005 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance model methodology. Accordingly, we believe the allowance as of September 30, 2005 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2005, the provision charged to expense was $262,600 as compared to $355,951 in the same period in 2004. For the three months ended September 30, 2005, the provision charged to expense was $130,000 as compared to $135,000 in the same period in 2004.

Noninterest Income

Noninterest income during the nine months ended September 30, 2005 was $437,326, an increase of $23,869 or 5.77% from the comparable period in 2004. Service charges on deposit accounts decreased $16,007 from the period ended September 30, 2004 to $308,515 for the period ended September 30, 2005. The decrease is mainly attributable to the closing of problem accounts and being more selective in opening new accounts that could potentially be problematic. Other income increased 44.84% to $128,811 for the nine months ended September 30, 2005 when compared to the same period ended September 30, 2004. This increase is mostly attributable to fees received from the outsourcing of processing the Bank’s cashier’s checks.

For the quarter ended September 30, 2005, noninterest income increased $8,050 or 5.31% over the same period in 2004. Service charges on deposit accounts increased $613 from the period ended September 30, 2004 to $117,383 for the period ended September 30, 2005. In addition, other income increased 21.31% from the quarter ended September 30, 2004 to $42,339 for the quarter ended September 30, 2005.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2005 increased $300,253 or 14.06% over the same period in 2004. Salaries and employee benefits increased $203,281 from the nine months ended September 30, 2004 to $1,363,054 for the nine months ended September 30, 2005. This increase is primarily attributable to normal salary increases plus the staff for the new Ridgeland branch, which became fully operational during the first quarter of 2005. Other operating expenses increased $47,462 or 7.73% to $661,574 for the nine months ended September 30, 2005 when compared to the same period in 2004. Net occupancy and equipment expense increased $49,510 for the nine months ended September 30, 2005 to $411,366. The opening of the new Ridgeland branch was primarily attributable for the increase in all expense categories.

For the quarter ended September 30, 2005, noninterest expense increased $112,126 or 16.00% over the same period in 2004. Salaries and benefits increased $46,561 or 11.32% over the same period in 2004. Net occupancy and equipment expense increased $30,241 or 26.51% over the same period in 2004. Other operating expenses increased $35,324 or 20.14% over the same period in 2004. The increase in all expense categories was primarily attributable to the opening of the new Ridgeland branch.

Income Taxes

The income tax provision for the nine months ended September 30, 2005 was $595,000 as compared to $605,000 for the same period in 2004. The effective tax rates were 31.92% and 32.66% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The effective tax rates were 32.22% and 34.64% for the quarter ended September 30, 2005 and September 30, 2004, respectively.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2005 of $1,268,855 as compared to $1,247,675 for the same period in 2004. This represents an increase of $21,180 or 1.70% over the same period in 2004. Net income for the quarter ended September 30, 2005 decreased $62,339 or 13.43% from the same period in 2004.

Assets and Liabilities

During the first nine months of 2005, total assets increased $3,453,126, or 2.49%, when compared to December 31, 2004. Net loans increased $7,670,456 or 9.41% and investment securities increased $5,542,433 or 19.94%, while the total cash and cash equivalents decreased $8,787,648 or 38.62% and all other assets decreased $972,115 or 15.40%.

For the nine months ended September 30, 2005 total liabilities increased $2,675,993 or 2.13% from December 31, 2004. Deposits increased $2,622,044 or 2.10% and other liabilities increased $53,949 or 6.27%.

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

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Loans

Our loan portfolio during the nine months ended September 30, 2005 increased $7,764,659 or 9.35% during the period. Balances within the major loans receivable categories as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Real estate – construction	$4,691,753	$4,695,143
Real estate – mortgage	39,383,841	39,203,590
Commercial and industrial	35,009,254	27,991,611
Consumer and other	11,686,062	11,115,907

	$90,770,910	$83,006,251

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,
	2005	2004
Nonaccrual loans	$662,529	$951,887

Accruing loans more than 90 days past due	$3,194	$3,589

Loans identified by the internal review mechanism:
Criticized	$510,333	$688,027
Classified	$966,665	$2,309,603

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

At September 30, 2005 real estate or other collateral secured practically all of the loans that were criticized and classified. In the event of foreclosure on these loans, there can be no assurance that in the case of liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2005	2004
Balance, January 1,	$1,456,326	$1,270,062
Provision for loan losses for the period	262,600	355,951
Net loans (charged-off) recovered for the period	(168,397)	(234,245)

Balance, end of period	$1,550,529	$1,391,768

Gross loans outstanding, end of period	$90,770,910	$79,359,541
Allowance for loan losses to loans outstanding	1.71%	1.75%

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Deposits

Total deposits increased $2,622,044 or 2.10% from December 31, 2004. The largest dollar change was an increase in interest-bearing deposits. Interest-bearing deposits increased $1,753,139 to $110,132,682 at September 30, 2004. Non interest-bearing deposits increased $868,905 to $17,400,689 at September 30, 2005. Expressed in percentages, noninterest-bearing deposits increased 5.26%, and interest-bearing deposits increased 1.62%. The increases were attributable to normal growth of the Bank.

Balances within the major deposit categories are as follows:

	September 30, 2005	December 31, 2004
Noninterest-bearing demand deposits	$17,400,689	$16,531,784
Interest-bearing demand deposits	27,297,843	27,151,995
Savings deposits	20,644,627	24,075,836
Certificates of deposits	62,190,212	57,151,712

	$127,533,371	$124,911,327

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and unpledged investments on the asset side and through pricing policies on the liability side for demand deposit accounts. The level of liquidity is measured by the loan-to-total funds ratio, which was at 71.12% at September 30, 2005 and 66.45% at December 31, 2004.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At September 30, 2005 we had available an unused short-term line of credit to purchase up to $3,800,000 of federal funds from an unrelated correspondent institution. We also have a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of September 30, 2005, the available credit totaled $21,242,602, and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by liens on all of the Bank’s 1-4 family residential first lien mortgage loans.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004 – Net Interest Income,” our net interest margin has decreased during the current year. If net interest margin continues to decline, net income will likely decline also.

Capital Resources

Total shareholders’ equity increased from $12,636,128 at December 31, 2004 to $13,413,261 at September 30, 2005. The net increase of $777,133 is attributable to earnings for the period of $1,268,855 before the payment of $201,708 in cash dividends, the net decrease for the period of $152,763 in the fair value of securities available-for-sale and the net decrease of $137,251 from the sales and purchases of treasury stock.

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

The following table summarizes the Bank’s risk-based capital at September 30, 2005:

Shareholders’ equity	$13,502,006
Less: intangibles	—

Tier 1 capital	13,502,006
Plus: allowance for loan losses (1)	1,264,150

Total capital	$14,766,156

Net risk-weighted assets	$101,132,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.35%
Total capital (to risk-weighted assets)	14.60%
Tier 1 capital (to quarterly average assets)	9.65%

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

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2005, we had unused commitments to extend credit of $8,888,000 and standby letters of credit of $794,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

Item - 3 - Controls and Procedures

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

COMMUNITYCORP

Date: November 10, 2005	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: November 10, 2005	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer

COMMUNITYCORP

Index to Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications