Form 10QSB
period 2006-03-31
COMMUNITYCORP
filed 2006-05-11
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

243,442 shares of common stock, $5 par value, as of May 11, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMMUNITYCORP

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$6,251,073	$5,089,462
Federal funds sold	8,211,000	2,773,000

Total cash and cash equivalents	14,462,073	7,862,462

Time deposits with other banks	100,000	300,000

Investment securities:
Available-for-sale	30,165,649	30,855,760
Held-to-maturity (estimated market value of $1,600,567 and $1,908,781at March 31, 2006 and December 31, 2005, respectively)	1,574,303	1,875,133
Nonmarketable equity securities	342,857	339,657

Total investment securities	32,082,809	33,070,550

Loans receivable	99,218,846	97,595,299
Less allowance for loan losses	(1,694,092)	(1,664,948)

Loans, net	97,524,754	95,930,351

Premises, furniture & equipment, net	3,227,660	3,265,920
Accrued interest receivable	936,521	989,582
Other assets	838,742	800,871

Total assets	$149,172,559	$142,219,736

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$16,724,238	$18,020,633
Interest-bearing	117,380,607	109,437,673

Total deposits	134,104,845	127,458,306

Short-term borrowings	370,000	370,000
Accrued interest payable	711,721	584,352
Other liabilities	146,312	163,705

Total liabilities	135,332,878	128,576,363

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,717,030	1,716,455
Retained earnings	14,412,057	14,224,597
Accumulated other comprehensive loss	(281,045)	(265,071)
Treasury stock (56,558 shares in 2006 and 56,952 shares in 2005)	(3,508,361)	(3,532,608)

Total shareholders’ equity	13,839,681	13,643,373

Total liabilities and shareholders’ equity	$149,172,559	$142,219,736

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans, including fees	$1,735,282	$1,466,742
Securities	296,993	234,199
Other interest income	74,159	103,847

Total	2,106,434	1,804,788

Interest expense:
Deposit accounts	764,171	482,558
Other interest expense	3,435	1,612

	767,606	484,170

Net interest income	1,338,828	1,320,618

Provision for loan losses	75,000	75,000

Net interest income after provision for loan losses	1,263,828	1,245,618

Noninterest income:
Service charges	129,684	93,782
Other income	48,863	48,422

Total	178,547	142,204

Noninterest expenses:
Salaries and benefits	467,993	442,440
Net occupancy expense	56,177	55,092
Equipment expense	84,309	74,850
Other operating expenses	246,738	212,555

Total	855,217	784,937

Income before taxes	587,158	602,885

Income tax provision	180,600	191,000

Net income	$406,558	$411,885

Earnings per share:

Weighted average common shares outstanding	243,387	245,757

Net income per common share	$1.67	$1.68

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the three months ended March 31, 2006 and 2005

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2004	300,000	$1,500,000	$1,721,023	$32,129	$12,715,882	$(3,332,906)	$12,636,128
Cash dividends paid ($.82 per share)					(201,709)		(201,709)

Net income for the period					411,885		411,885
Other comprehensive income, net of tax benefit of $118,399				(170,967)			(170,967)

Comprehensive income							240,918

Sale of treasury stock			(4,215)			36,665	32,450
Purchase of treasury stock						(60,500)	(60,500)

Balance, March 31, 2005	300,000	$1,500,000	$1,716,808	$(138,838)	$12,926,058	$(3,356,741)	$12,647,287

Balance, December 31, 2005	300,000	$1,500,000	$1,716,455	$(265,071)	$14,224,597	$(3,532,608)	$13,643,373
Cash dividends paid ($.90 per share)					(219,098)		(219,098)

Net income for the period					406,558		406,558
Other comprehensive loss, net of tax benefit of $8,414				(15,974)			(15,974)

Comprehensive income							390,584

Sale of treasury stock			575			36,847	37,422
Purchase of treasury stock						(12,600)	(12,600)

Balance, March 31, 2006	300,000	$1,500,000	$1,717,030	$(281,045)	$14,412,057	$(3,508,361)	$13,839,681

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$406,558	$411,885
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75,000	75,000
Depreciation expense	55,547	57,797
Premium amortization less discount accretion on investment securities	5,364	7,885
Net (accretion) amortization of loan fees and costs	(2,786)	142
Loss on sale of other real estate owned	—	2,255
Decrease in accrued interest receivable	53,061	13,463
Increase in accrued interest payable	127,369	62,377
(Increase) decrease in other assets	(29,456)	228,258
Decrease in other liabilities	(17,395)	(68,882)

Net cash provided by operating activities	673,262	790,180

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	658,306	1,654,010
Purchases of securities available-for-sale	—	(6,325,616)
Proceeds from maturities of securities held-to-maturity	302,884	201,356
Purchases of nonmarketable equity securities	(3,200)	(32,982)
Proceeds from the sale of other real estate owned	—	460,245
Decrease in time deposits with other banks	200,000	—
Net increase in loans to customers	(1,666,617)	(1,596,101)
Purchases of premises and equipment	(17,287)	(21,220)

Net cash used for investing activities	(525,914)	(5,660,308)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(2,135,738)	(471,175)
Net increase (decrease) in time deposits	8,782,277	(393,971)
Net increase in short-term borrowings	—	230,000
Cash dividends paid	(219,098)	(201,709)
Purchase of treasury stock	(12,600)	(60,500)
Sale of treasury stock	37,422	32,450

Net cash (used) provided by financing activities	6,452,263	(864,905)

Net (decrease) increase in cash and cash equivalents	6,599,611	(5,735,033)
Cash and cash equivalents, beginning of period	7,862,462	22,751,335

Cash and cash equivalents, end of period	$14,462,073	$17,016,302

Cash paid during the period for:
Income taxes	$193,700	$8,620
Interest	$640,237	$421,793

See notes to condensed consolidated financial statements.

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2006 and for the interim periods ended March 31, 2006 and 2005 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire calendar year. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2005 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
For the Three Months Ended March 31, 2006:

Unrealized losses on securities available-for-sale	$(24,388)	$8,414	$(15,974)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income - net unrealized losses on securities	$(24,388)	$8,414	$(15,974)

For the Three Months Ended March 31, 2005:

Unrealized losses on securities available-for-sale	$(289,366)	$118,399	$(170,967)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income - net unrealized gains on securities	$(289,366)	$118,399	$(170,967)

Accumulated other comprehensive income consists of the net unrealized gains and (losses) on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2006 compared to December 31, 2005, and the results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. These comments should be read in conjunction with the Company’s condensed financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the quarter ended March 31, 2006, was $1,338,828, compared to $1,320,618 for the same period last year, an increase of $18,210, or 1.38%. The increase was mainly attributable to the increase in the average balances of our earning assets, which increased by 5.36% while our interest bearing liabilities increased 5.12%.

For the quarter ended March 31, 2006, average earning assets totaled $137,574,276 with an annualized average yield of 6.21%. Average earning assets and annualized average yield were $130,576,860 and 5.61%, respectively, for the quarter ended March 31, 2005. For the quarter ended March 31, 2006, average interest-bearing liabilities totaled $114,512,053 with an annualized average cost of 2.72%. Average interest-bearing liabilities and annualized average cost were $108,936,204 and 1.80%, respectively, for the quarter ended March 31, 2005.

Our annualized yield on average earning assets and our annualized average cost of our interest-bearing liabilities increased 60 and 92 basis points respectively during the first quarter of 2006 compared to the first quarter of 2005.

Our net interest margin and net interest spread were 3.95% and 3.49% for the quarter ended March 31, 2006 compared to 4.10% and 3.80%, respectively for the quarter ended March 31, 2005.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 71.09% and 64.18% of average earning assets for the quarter ended March 31, 2006 and 2005, respectively. Loan interest income was $1,735,282 and $1, 466,742 for quarter ended March 31, 2006 and 2005, respectively. The annualized average yield on loans was 7.20% and 7.10% for the quarter ended March 31, 2006 and 2005, respectively. Average balances of loans increased to $97,806,115 during the quarter ended March 31, 2006, an increase of $14,003,653 over the average of $83,802,462 during the quarter ended March 31, 2005. The modest increase in our annualized average yield on loans is attributable to the volume of fixed rates loans in our loan portfolio that were made during the past several years when market interest rates were at their lowest. Fixed rate loans averaged approximately 95% of our loan portfolio during the quarter ending March 31, 2006 and 2005.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Net Interest Income – (continued)

Investment securities averaged approximately $32,705,093 or 23.77% of average earning assets, for first quarter of 2006 compared to $29,228,254 or 22.38% of average earning assets, for the same period in 2005. Interest earned on investment securities amounted to $296,993 for the quarter ended March 31, 2006, compared to $234,199 for the comparable period last year. Investment securities yielded 3.68% and 3.25% for the quarter ended March 31, 2006 and 2005, respectively.

Total interest expense for the quarter ended March 31, 2006 and 2005 was $767,606 and $484,170 respectively. The largest component of interest expense is interest on deposit accounts. Interest expense on deposit accounts was $764,171 and $482,558, for the quarter ended March 31, 2006 and 2005, respectively. The average balance of interest bearing deposits increased to $113,840,188 during the quarter ended March 31, 2006 from $108,521,982 for the quarter ended March 31, 2005. The annualized average cost of deposits was 2.72% for the quarter ended March 31, 2006 compared to 1.80% for the same period in 2005.

For the quarter ended March 31, 2006 and 2005, the total annualized average cost of funds was 2.72% and 1.80%, respectively.

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

The methodology for assessing the adequacy of the allowance establishes both an allocated and unallocated component of the allowance. The allocated component is based principally on current loan grades and historical loss rates. The unallocated component is the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated allowance. This analysis includes, but is not necessarily limited to, industry concentrations, future market expansions, model imprecision, and the estimated impact of current economic conditions on historical loss rates. On a continual basis, we monitor trends within the portfolio, both quantitative and qualitative, and assess the reasonableness of the unallocated component.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Provision and Allowance for Loan Losses – (continued)

The allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination

The allowance for loan losses was 1.71% and 1.74% of total loans at March 31, 2006 and 2005 respectively. The allowance for loan losses at March 31, 2006 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance model methodology. Accordingly, we believe the allowance as of March 31, 2006 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For both the three months ended March 31, 2006 and 2005, the provision charged to expense was $75,000.

Noninterest Income

Noninterest income increased $36,343, or 25.56%, to $178,547 for the three months ended March 31, 2006 from the comparable period in 2005. Service charges on deposit accounts increased 38.28% to $129,684 for the three months ended March 31, 2006, while other income increased $441 from March 31, 2005 to $48,863 for the same period in 2006.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2006 was $70,280, or 8.95%, greater than the three months ended March 31, 2005. Salaries and employee benefits increased $25,553, or 5.78%, from $442,440 for the three months ended March 31, 2005 to $467,993 for the comparable period in 2006. This increase is primarily attributable to normal salary increases. For the three months ended March 31, 2006, other operating expense was $34,183, or 16.08%, more than the three months ended March 31, 2005. Net occupancy and equipment expense increased from $129,942 for the quarter ended March 31, 2005 to $140,486 for the comparable period in 2006.

Income Taxes

The income tax provision for the three months ended March 31, 2006 was $180,600 compared to $191,000 for the same period in 2005. The decrease was primarily a result of the decrease in income before taxes. The effective tax rates were 30.76% and 31.68% for the three months ended March 31, 2006 and 2005, respectively.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2006 of $406,558 as compared to $411,885 for the same period in 2005. This represents a decrease of $5,327, or 1.29%, less than the same period in 2005.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Assets and Liabilities

During the first three months of 2006, total assets increased $6,952,823, or 4.89%, when compared to December 31, 2005. Federal funds sold increased $5,438,000 from December 31, 2005 to $8,211,000 at March 31, 2006. Total investment securities decreased $987,741 from December 31, 2005 to $32,082,809 at March 31, 2006. Gross loans increased $1,623,547, or 1.66%, to $99,218,846 at March 31, 2006.

For the three months ended March 31, 2006 total liabilities increased $6,756,515 or 5.25% from December 31, 2005. Deposits increased $6,646,539 or 5.21% and other liabilities increased $109,976 or 9.84%.

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

Loans

At March 31, 2006, our total loans were $99,218,846 compared to $97,595,299 at December 31, 2005, an increase of $1,623,547, or 1.66%. Balances within the major loans receivable categories as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Real estate – construction	$4,151,131	$4,453,312
Real estate – mortgage	35,218,819	37,478,906
Commercial and industrial	47,963,204	42,727,235
Consumer and other	11,885,692	12,935,846

Total gross loans	$99,218,846	$97,595,299

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31,
	2006	2005
Loans: Nonaccrual loans	$182,784	$613,987
Accruing loans more than 90 days past due	2,144	22,311

Loans identified by the internal review process:
Criticized	$515,074	$1,599,757
Classified	1,063,807	1,528,009

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

At March 31, 2006 real estate or other collateral secured practically all of the loans that were criticized and classified. In the event of foreclosure on these loans, there can be no assurance that in liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Risk Elements in the Loan Portfolio - continued

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	Three Months Ended
	March 31,
	2006	2005
Balance, January 1,	$1,664,948	$1,456,326
Provision for loan losses for the period	75,000	75,000
Net loans charged-off for the period	(45,856)	(56,104)

Balance, end of period	$1,694,092	$1,475,222

Gross loans outstanding, end of period	$99,218,846	$84,546,106
Allowance for loan losses to loans outstanding	1.71%	1.74%

Deposits

Total deposits increased by 5.21%, or $6,646,539, from December 31, 2005 to $134,104,845 at March 31, 2006. Noninterest-bearing deposits decreased $1,296,395 or 7.19% to $16,724,238 at March 31, 2006, while interest-bearing deposits increased $7,942,934 or 7.26% to $117,380,607 at March 31, 2006.

Balances within the major deposit categories as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Noninterest-bearing demand deposits	$16,724,238	$18,020,633
Interest-bearing demand deposits	25,012,438	28,958,482
Savings deposits	21,230,126	18,123,425
Certificates of deposit	71,138,043	62,355,766

	$134,104,845	$127,458,306

At March 31, 2006, certificates of deposit included brokered deposits totaling $2,078,000. There were no brokered deposits at December 31, 2005.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was 73.78% at March 31, 2006 and 76.35% at December 31, 2005.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Liquidity - continued

At March 31, 2006 we had available an unused short-term line of credit to purchase up to $3,800,000 of federal funds from an unrelated correspondent institution. We also have a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of March 31, 2006, the available credit totaled approximately $21,333,000 and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket lien on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005 – Net Interest Income,” our net interest margin decreased during the current period. If net interest margin continues to decline, net income will likely decline also.

Capital Resources

Total shareholders equity increased from $13,643,373 at December 31, 2005 to $13,839,681 at March 31, 2006. The net increase of $196,308 is attributable to earnings for the period of $406,558 before the payment of $219,098 in cash dividends and the net increase of $24,822 from the sales and purchases of treasury stock. The increase was slightly offset by a decrease for the period of $15,974 in the fair value of securities available-for-sale, net of income taxes.

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

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Capital Resources - continued

The following table summarizes the Bank’s risk-based capital at March 31, 2006:

Shareholders’ equity	$13,980,266
Less: intangibles	—

Tier 1 capital	13,980,266

Plus: allowance for loan losses (1)	1,356,613

Total capital	$15,336,879

Risk-weighted assets	$108,529,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	12.88%
Total capital (to risk-weighted assets)	14.13%
Tier 1 capital (to total average assets)	9.62%

(1)	limited to 1.25% of risk-weighted assets

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2006, we had issued commitments to extend credit of $6,869,000 and standby letters of credit of $541,000 through various types of commercial lending arrangements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2005 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

COMMUNITYCORP

Date: May 11, 2006	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: May 11, 2006	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer

COMMUNITYCORP

Index To Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications