Form 10QSB
period 2006-06-30
COMMUNITYCORP
filed 2006-08-14
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

242,542 shares of common stock, $5 par value, as of August 11, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMMUNITYCORP

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,527,665	$5,089,462
Federal funds sold	13,465,000	2,773,000

Total cash and cash equivalents	17,992,665	7,862,462

Time deposits with other banks	100,000	300,000

Investment securities:
Available-for-sale	33,266,320	30,855,760
Held-to-maturity (estimated market value of $1,594,320 and $1,908,781 at June 30, 2006 and December 31, 2005, respectively)	1,574,085	1,875,133
Nonmarketable equity securities	342,857	339,657

Total investment securities	35,183,262	33,070,550

Loans receivable	103,431,595	97,595,299
Less allowance for loan losses	(1,763,907)	(1,664,948)

Loans, net	101,667,688	95,930,351
Premises, furniture & equipment, net	3,173,466	3,265,920
Accrued interest receivable	1,138,365	989,582
Other assets	902,897	800,871

Total assets	$160,158,343	$142,219,736

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$16,637,515	$18,020,633
Interest-bearing	127,920,899	109,437,673

	144,558,414	127,458,306

Short-term borrowings	300,000	370,000
Accrued interest payable	915,368	584,352
Other liabilities	181,554	163,705

Total liabilities	145,955,336	128,576,363

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,718,972	1,716,455
Accumulated other comprehensive loss	(315,069)	(265,071)
Retained earnings	14,818,856	14,224,597
Treasury stock (56,708 shares in 2006 and 56,952 shares in 2005)	(3,519,752)	(3,532,608)

Total shareholders’ equity	14,203,007	13,643,373

Total liabilities and shareholders’ equity	$160,158,343	$142,219,736

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$3,556,553	$3,055,568	$1,821,271	$1,588,826
Securities	628,275	509,625	331,282	275,426
Other interest income	236,029	186,078	161,870	82,231

Total	4,420,857	3,751,271	2,314,423	1,946,483

Interest expense:
Deposit accounts	1,719,516	999,040	955,345	516,482
Other interest expense	6,872	3,209	3,437	1,597

Total	1,726,388	1,002,249	958,782	518,079

Net interest income	2,694,469	2,749,022	1,355,641	1,428,404
Provision for loan losses	150,000	132,600	75,000	57,600

Net interest income after provision for loan losses	2,544,469	2,616,422	1,280,641	1,370,804

Noninterest income:
Service charges	277,901	191,132	148,217	97,350
Other income	96,570	86,472	47,707	38,050

Total	374,471	277,604	195,924	135,400

Noninterest expenses:
Salaries and benefits	947,764	905,017	479,771	462,577
Net occupancy expense	110,711	113,928	54,534	58,836
Equipment expense	169,257	153,123	84,948	78,273
Other operating expenses	477,251	450,860	230,513	238,305

Total	1,704,983	1,622,928	849,766	837,991

Income before taxes	1,213,957	1,271,098	626,799	668,213
Income tax provision	400,600	404,000	220,000	213,000

Net income	$813,357	$867,098	$406,799	$455,213

Earnings per share:
Weighted average common shares outstanding	243,071	245,309	242,758	244,866

Net income per common share	$3.35	$3.53	$1.68	$1.86

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the six months ended June 30, 2006 and 2005

(Unaudited)

	Common stock		Capital	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Surplus	Income (loss)	Earnings	Stock	Total
Balance, December 31, 2004	300,000	$1,500,000	$1,721,023	$32,129	$12,715,882	$(3,332,906)	$12,636,128
Cash dividends declared ($.82 per share)					(201,708)		(201,708)
Net income for the period					867,098		867,098
Other comprehensive loss, net of tax benefit of $65,443				(124,248)			(124,248)

Comprehensive income							742,850

Sale of treasury stock			(4,569)			47,218	42,649
Purchase of treasury stock						(167,900)	(167,900)

Balance, June 30, 2005	300,000	$1,500,000	$1,716,454	$(92,119)	$13,381,272	$(3,453,588)	$13,052,019

Balance, December 31, 2005	300,000	$1,500,000	$1,716,455	$(265,071)	$14,224,597	$(3,532,608)	$13,643,373
Cash dividends declared ($.90 per share)					(219,098)		(219,098)
Net income for the period					813,357		813,357
Other comprehensive loss, net of tax benefit of $26,335				(49,998)			(49,998)

Comprehensive income							763,359

Sale of treasury stock			2,517			165,820	168,337
Purchase of treasury stock						(152,964)	(152,964)

Balance, June 30, 2006	300,000	$1,500,000	$1,718,972	$(315,069)	$14,818,856	$(3,519,752)	$14,203,007

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$813,357	$867,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	120,094	116,194
Provision for possible loan losses	150,000	132,600
Amortization less accretion on investments	10,834	16,159
Amortization of deferred loan costs	(2,878)	(747)
Loss on sale of other real estate owned	—	2,255
Increase in interest receivable	(148,783)	(97,568)
Increase in interest payable	331,016	183,876
(Increase) decrease in other assets	(75,691)	337,833
Increase (decrease) in other liabilities	17,849	(89,888)

Net cash provided by operating activities	1,215,798	1,467,812

Cash flows from investing activities:
Net increase in loans to customers	(5,884,459)	(2,261,878)
Purchases of securities available-for-sale	(4,351,732)	(7,536,704)
Maturities of securities available-for-sale	1,851,874	1,952,951
Purchases of securities held-to-maturity	—	(200,000)
Proceeds from maturities of securities held-to-maturity	303,179	303,217
Proceeds from the sale of other real estate owned	—	460,245
Maturities of time deposits with other banks	200,000	—
Increase in nonmarketable equity securities	(3,200)	(32,982)
Purchases of premises and equipment	(27,640)	(35,588)

Net cash used by investing activities	(7,911,978)	(7,350,739)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	17,100,108	(3,488,635)
Decrease in short-term borrowings	(70,000)	(150,000)
Dividends paid	(219,098)	(201,708)
Sale of treasury stock	168,337	42,649
Purchase of treasury stock	(152,964)	(167,900)

Net cash provided uses by financing activities	16,826,383	(3,965,594)

Net increase (decrease) in cash and cash equivalents	10,130,203	(9,848,521)

Cash and cash equivalents, beginning of period	7,862,462	22,751,335

Cash and cash equivalents, end of period	$17,992,665	$12,902,814

Cash paid during the period for:
Income taxes	$391,200	$105,620
Interest	$1,395,372	$818,373

Supplemental noncash activities
Changes in unrealized gains (losses) on securities available-for-sale	$(49,998)	$(124,248)

See notes to condensed consolidated financial statements

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2006 and for the interim periods ended June 30, 2006 and 2005 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results, which may be expected for the entire calendar year. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2005 Annual Report.

NOTE 2—COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
For the Six Months Ended June 30, 2006:
Unrealized losses on securities available-for-sale	$(76,333)	$26,335	$(49,998)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(76,333)	$26,335	$(49,998)

For the Six Months Ended June 30, 2005:
Unrealized losses on securities available-for-sale	$(189,691)	$65,443	$(124,248)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(189,691)	$65,443	$(124,248)

For the Three Months Ended June 30, 2006:
Unrealized gains on securities available-for-sale	$(51,945)	$17,921	$(34,024)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(51,945)	$17,921	$(34,024)

For the Three Months Ended June 30, 2005:
Unrealized gains on securities available-for-sale	$99,675	$(52,956)	$46,719
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$99,675	$(52,956)	$46,719

Accumulated other comprehensive income consists solely of net unrealized gains and losses on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2006 compared to December 31, 2005, and the results of operations for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the six months ended June 30, 2006, was $2,694,469, compared to $2,749,022 for the same period last year, a decrease of 1.98%. For the quarter ended June 30, 2006, net interest income was $1,355,641, compared to $1,428,404 for the quarter ended June 30, 2005 a decrease of 5.09%. The decrease in both periods was primarily attributable to the increase in interest rates paid on our interest bearing liabilities combined with the negative impact of having a large volume of fixed rate loans in our loan portfolio. Fixed rate loans averaged approximately 95% of our loan portfolio for both periods presented.

For the six months ended June 30, 2006, average-earning assets totaled $143,195,036 with an annualized average yield of 6.23%, compared to $130,153,585 and 5.81%, respectively, for the same period last year. Average interest-bearing liabilities totaled $119,839,841 with an annualized average cost of 2.91% for the six months ended June 30, 2006, compared to $108,069,062 and 1.87%, respectively, for the same period last year. For the quarter ended June 30, 2006, average-earning assets totaled $148,947,426 with an annualized average yield of 6.23%, compared to $129,553,986 and 6.03%, respectively, for the same period last year. Average interest-bearing liabilities totaled $124,831,507 with an annualized average cost of 3.08% for the three months ended June 30, 2006, compared to $107,211,445 and 1.94%, respectively, for the same period last year.

Our net interest margin was 3.79% and 4.26% for the six months ended June 30, 2006 and 2005, respectively. For the quarter ended June 30, 2006 and 2005, net interest margin was 3.65% and 4.42%, respectively. The decline in both periods is reflective of the volume of fixed rates loans included in our loan portfolio that cannot be repriced to current market interest rates as quickly as our interest bearing liabilities are subject to repricing. Once market interest rates stabilize or if rates decline our interest margin should improve.

Our annualized yield on earning assets increased 42 and 20 basis points during the six months and quarter ended June 30, 2006, respectively, from the annualized yield on earnings assets for the same periods last year. Annualized average cost of our interest-bearing liabilities increased 104 and 114 basis points during the six months and quarter ended June 30, 2006, respectively, from the annualized average cost of our interest-bearing liabilities for the same periods last year. Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Net Interest Income – (continued)

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 69.42% and 64.89% of average earning assets for the six months ended June 30, 2006 and 2005, respectively, and 67.81%, and 65.55% for the quarter ended June 30, 2006 and 2005, respectively. Loan interest income for the six months ended June 30, 2006 totaled $3,556,553, compared to $3,055,568 for the same period in 2005. The annualized average yield on loans was 7.21% and 7.30% for the six months ended June 30, 2006 and 2005, respectively. The decrease is due to the volume of fixed rate loans in our portfolio that were made at a time when the interest rates were much lower. Loan interest income for the quarter ended June 30, 2006 totaled $1,821,271, compared to $1,588,826 for the same period in 2005. For the quarter ended June 30, 2006 and 2005 the annualized average yield on loans was 7.23% and 7.50%, respectively. Average balances of loans increased to $99,409,397 during the six months ended June 30, 2006, an increase of $14,952,984 over the average of $84,456,413 during the comparable period in 2005. For the quarter ended June 30, 2006, the average balances of loans increased by $16,075,141 over the average balances of loans of $84,919,920 for the quarter ended June 30, 2005. Fixed rate loans averaged approximately 95% of our loan portfolio for both periods presented.

Investment securities averaged $33,662,838, or 23.51% of average earning assets, for the six months ended June 30, 2006, compared to $31,038,316 or 23.85% of average earning assets, for the same period in 2005. For the quarter ended June 30, 2006, investment securities averaged $34,610,047, or 23.24%, of average earning assets compared to $32,830,770 or 25.34% of average earnings assets, for the same period in 2005. Interest earned on investment securities amounted to $628,275 for the six months ended June 30, 2006, compared to $509,625 for the same period last year. For the quarter ended June 30, 2006, interest earned on investment securities amounted to $331,282 compared to $275,426 for the same period last year. Investment securities yielded 3.76% and 3.31% for the six months ended June 30, 2006 and 2005, respectively. For the quarter ended June 30, 2006 and 2005 the yields on investment securities was 3.84% and 3.36%, respectively.

Total interest expense for the six months ended June 30, 2006 and 2005 was $1,726,388 and $1,002,249, respectively. For the quarter ended June 30, 2006 and 2005, interest expense was $958,782 and $518,079, respectively. The largest component of interest expense is interest on deposit accounts. Interest expense for deposit accounts was $1,719,516 and $999,040, for the six months ended June 30, 2006 and 2005, respectively. The average balance of interest bearing deposits increased to $119,335,066 during the six months ended June 30, 2006 from $107,714,172 during the same period last year. During the quarter ended June 30, 2006, the average balances of interest bearing deposits increased to $124,491,987 from $106,915,237 for the same period last year. The annualized average cost of deposits was 2.91% for the six months ended June 30, 2006, compared to 1.87% for the same period in 2005. For the quarter ended June 30, 2006 and 2005, the annualized average cost of deposits was 3.08% and 1.94%, respectively.

For the six months ended June 30, 2006 and 2005, the total annualized average cost of funds was 2.91% and 1.87%, respectively. The overall cost of funds was 3.08% and 1.94 % for the quarter ended June 30, 2006, and 2005, respectively.

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

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Provision and Allowance for Loan Losses – (continued)

The allowance is maintained at a level that we believe is sufficient to cover losses in the loan portfolio at a specific point in time. Assessing the adequacy of the allowance requires considerable judgment. The adequacy of the allowance is analyzed on a monthly basis using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. This methodology relies upon our judgment. Our judgments are based on our assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current and future economic and business conditions. An allowance model is used that takes into account factors including the composition of the loan portfolio such as risk grade classifications, historical asset quality trends including, but not limited to, previous loss experience ratios, our assessment of current and future economic conditions, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the definition of such classification. The value of underlying collateral is also considered during such analysis. The resulting monthly model and the related conclusions are reviewed and approved by Senior Management. Our analysis of allowance adequacy includes consideration for loan impairment. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if results differ substantially from the assumptions used in making the evaluations.

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

The allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination

The allowance for loan losses was 1.71% and 1.74% of total loans at June 30, 2006 and 2005 respectively. The allowance for loan losses at June 30, 2006 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance model methodology. Accordingly, we believe the allowance as of June 30, 2006 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2006, the provision charged to expense was $150,00 as compared to $132,600 for the same period in 2005. For the three months ended June 30, 2006 and 2005, the provision charged to expense was $75,000 and $57,600 respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2006 was $374,471, an increase of $96,867 or 34.89% from the comparable period in 2005. This increase is primarily attributable to the increase in service charges on deposit accounts. During the current year, we became more aggressive in charging for non-sufficient fund checks, which resulted in an $86,769 or 45.40% increase in service charges. Income from service charges was $277,901 and $191,132 for the six months ended June 30, 2006 and 2005, respectively, while other income was $96,570 and 86,472, respectively.

For the quarter ended June 30, 2006, noninterest income increased $60,524 or 44.70% over the same period in 2005. Service charges on deposit accounts increased $50,867 from the quarter ended June 30, 2005 to $148,217 for the quarter ended June 30, 2006. Other income was $47,707 and $38,050 for the quarter ended June 30, 2006 and 2005 respectively.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2006 increased $82,055 or 5.06% over the same period in 2005. Total noninterest expense was $1,704,983 and 1,622,928 for the six months ended June 30, 2006 and 2005 respectively. This increase is primarily attributable to normal salary increases plus the increase in the cost of providing our employees health benefits. During the six months ended June 30, 2006, the increase in health benefits was approximately $19,000 when compared to the same period in 2005. Other operating expenses increased $26,391 or 5.85% to $477,251 for the six months ended June 30, 2006 when compared to the same period in 2005. Net occupancy and equipment expense increased $12,917 for the six months ended June 30, 2006 to $279,968.

For the quarter ended June 30, 2006, noninterest expense increased $11,775 or 1.41% over the same period in 2005. Noninterest expense was $849,766 and $837,991 for the quarter ended June 30, 2006 and 2005, respectively. Salaries and benefits increased $17,194 or 3.72% over the same period in 2005. Net occupancy and equipment expense, which increased $2,373 or 1.73% over the same period in 2005. Other operating expenses decreased $7,792 or 3.27% over the same period in 2005.

Income Taxes

The income tax provision for the six months ended June 30, 2006 was $400,600 as compared to $404,000 for the same period in 2005. This decrease was primarily a result of the decrease in income before taxes. The effective tax rates were 33.00% for the six months ended June 30, 2006 and 31.78% for the six months ended June 30, 2005. The effective tax rates were 35.10% and 31.88% for the quarter ended June 30, 2006 and June 30, 2005, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2006 of $813,357 as compared to $867,098 for the same period in 2005. This represents a decrease of $53,741 or 6.20% over the same period in 2005. Net income for the quarter ended June 30, 2006 decreased $48,414 or 10.64% over the same period in 2005.

Assets and Liabilities

During the first six months of 2006, total assets increased $17,938,607, or 12.61%, when compared to December 31, 2005. The increase in total assets was mainly attributable to federal funds sold, investments securities, and gross loans, which increased $10,692,000, $2,112,712 and $5,836,296 respectively.

For the six months ended June 30, 2006 total liabilities increased $17,378,973 or 13.52% from December 31, 2005. Deposits increased $17,100,108 or 13.42% and other liabilities increased $17,849 or 10.90%.

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

Loans

At June 30, 2006 our total loans were $103,431,595 compared to $97,595,299 at December 31, 2005, an increase of $5,836,296 or 5.98%. Balances within the major loans receivable categories as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Real estate – construction	$4,109,761	$4,453,312
Real estate – mortgage	33,802,358	37,478,906
Commercial and industrial	52,201,689	42,727,235
Consumer and other	13,317,787	12,935,846

	$103,431,595	$97,595,299

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,
	2006	2005
Nonaccrual loans	$570,935	$893,555
Accruing loans more than 90 days past due	2,023	2,144

Loans identified by the internal review mechanism:
Criticized	$1,351,606	$241,124
Classified	1,357,260	1,316,632

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

At June 30, 2006 real estate or other collateral secured practically all of the loans that were criticized and classified. In the event of foreclosure on these loans, there can be no assurance that in the case of liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2006	2005
Balance, January 1,	$1,664,948	$1,456,326
Provision for loan losses for the period	150,000	132,600
Net loans (charged-off) recovered for the period	(51,041)	(104,181)

Balance, end of period	$1,763,907	$1,484,745

Gross loans outstanding, end of period	$103,431,595	$85,164,695

Allowance for loan losses to loans outstanding	1.71%	1.74%

Deposits

Total deposits increased $17,100,108 or 13.42% from December 31, 2005. Interest-bearing deposits increased $18,483,226 to $127,920,899 at June 30, 2006. Noninterest-bearing deposits decreased $1,383,118 to $16,637,515 at June 30, 2006. Expressed in percentages, interest-bearing deposits increased 16.89%, noninterest-bearing deposits decreased 7.68%.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Deposits– (continued)

Balances within the major deposit categories are as follows:

	June 30, 2006	December 31, 2005
Noninterest-bearing demand deposits	$16,637,515	$18,020,633
Interest-bearing demand deposits	23,762,724	28,958,482
Savings deposits	22,751,041	18,123,425
Certificates of deposits	81,407,134	62,355,766

	$144,558,414	$127,458,306

At June 30, 2006, certificates of deposits included a brokered deposit totaling $2,078,000 that matures September 2006 and will not be renewed. There were no brokered deposits at December 31, 2005.

In addition, certificates of deposits also include a $10,037,000 deposit that was issued to a local school district on April 14, 2006, bearing an interest rate of 5.10% with a maturity date of May 14, 2007.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was at 71.40% at June 30, 2006 and 76.35% at December 31, 2005.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At June 30, 2006 we had available an unused short-term line of credit to purchase up to $3,800,000 of federal funds from an unrelated correspondent institution. We also have a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of June 30, 2006, the available credit totaled approximately $24,024,000, and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by liens on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005 – Net Interest Income,” our net interest margin decreased during the current period. If net interest margin continues to decline, net income will likely decline also.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

Capital Resources

Total shareholders’ equity increased from $13,643,373 at December 31, 2005 to $14,203,007 at June 30, 2006. The net increase of $559,634 is attributable to earnings for the period of $813,357 before the payment of $219,098 in cash dividends, and the net increase of $15,373 from the sales and purchases of treasury stock. The increase was offset by the decrease of $49,998 in the fair value of securities available-for-sale, net of income taxes.

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

The following table summarizes the Bank’s risk-based capital at June 30, 2006:

Shareholders’ equity	$14,387,064
Less: intangibles	—

Tier 1 capital	14,387,064
Plus: allowance for loan losses (1)	1,435,250

Total capital	$15,822,314

Net risk-weighted assets	$114,820,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	12.53%
Total capital (to risk-weighted assets)	13.78%
Tier 1 capital (to quarterly average assets)	9.18%

(1)	limited to 1.25% of gross risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500,000,000 in consolidated assets.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2006, we had issued commitments to extend credit of $8,440,000 and standby letters of credit of $467,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 24, 2006, the Company held its Annual Meeting of Shareholders for the purpose of electing three directors for three-year terms.

The nominees for director received the number of affirmative votes of shareholders required for such nominee’s election in accordance with the Bylaws of the Company with 204,182 shareholders voting for the nominees out of a total 243,292 outstanding shareholders. There were no abstention votes or no votes against their election. There were 5,666 votes withheld.

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

COMMUNITYCORP

Date: August 11, 2006	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: August 11, 2006	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer

COMMUNITYCORP

Index To Exhibits

Exhibit No.	Description

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications