Form 10QSB
period 2006-09-30
COMMUNITYCORP
filed 2006-11-13
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

242,292 shares of common stock, $5 par value, as of November 10, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

COMMUNITYCORP

COMMUNITYCORP

PART 1. FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,108,538	$5,089,462
Federal funds sold	16,763,000	2,773,000

Total cash and cash equivalents	20,871,538	7,862,462

Time deposits with other banks	100,000	300,000

Investment securities:
Securities available-for-sale	32,558,436	30,855,760
Securities held-to-maturity (estimated market value of $1,599,590 and $1,908,781 at September 30, 2006 and December 31, 2005, respectively)	1,574,150	1,875,133
Nonmarketable equity securities	342,857	339,657

Total investment securities	34,475,443	33,070,550

Loans receivable	105,765,497	97,595,299
Less allowance for loan losses	(1,844,917)	(1,664,948)

Loans, net	103,920,580	95,930,351

Premises, furniture & equipment, net	3,121,070	3,265,920
Accrued interest receivable	1,123,340	989,582
Other assets	914,505	800,871

Total assets	$164,526,476	$142,219,736

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$19,268,648	$18,020,633
Interest-bearing	128,573,335	109,437,673

	147,841,983	127,458,306
Short-term borrowings	450,000	370,000
Accrued interest payable	1,262,358	584,352
Other liabilities	263,383	163,705

Total liabilities	149,817,724	128,576,363

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,719,166	1,716,455
Accumulated other comprehensive loss	(172,598)	(265,071)
Retained earnings	15,245,582	14,224,597
Treasury stock (57,708 shares in 2006 and 56,952 shares in 2005)	(3,583,398)	(3,532,608)

Total shareholders’ equity	14,708,752	13,643,373

Total liabilities and shareholders’ equity	$164,526,476	$142,219,736

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$5,491,515	$4,638,198	$1,934,962	$1,582,630
Securities	980,992	797,773	352,717	288,148
Other interest income	399,549	268,708	163,520	82,630

Total	6,872,056	5,704,679	2,451,199	1,953,408

Interest expense:
Deposit accounts	2,773,956	1,574,588	1,054,440	575,548
Other interest expense	10,889	4,968	4,017	1,759

	2,784,845	1,579,556	1,058,457	577,307

Net interest income	4,087,211	4,125,123	1,392,742	1,376,101

Provision for loan losses	225,000	262,600	75,000	130,000

Net interest income after provision for loan losses	3,862,211	3,862,523	1,317,742	1,246,101

Noninterest income:
Service charges	403,928	308,515	126,027	117,383
Other income	136,542	128,811	39,972	42,339

Total	540,470	437,326	165,999	159,722

Noninterest expenses:
Salaries and benefits	1,423,383	1,363,054	475,619	458,037
Net occupancy expense	185,357	173,187	74,646	59,259
Equipment expense	255,584	238,179	86,327	85,056
Other operating expenses	715,673	661,574	238,422	210,714

Total	2,579,997	2,435,994	875,014	813,066

Income before taxes	1,822,684	1,863,855	608,727	592,757

Income tax provision	582,600	595,000	182,000	191,000

Net income	$1,240,084	$1,268,855	$426,727	$401,757

Earnings per share:
Weighted average common shares outstanding	242,862	245,153	242,451	244,219

Net income per common share	$5.11	$5.18	$1.76	$1.65

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

for the nine months ended September 30, 2006 and 2005

(Unaudited)

	Common Stock		Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2004	300,000	$1,500,000	$1,721,023	$32,129	$12,715,882	$(3,332,906)	$12,636,128
Cash dividends declared – ($.82 per share)					(201,708)		(201,708)
Net income for the period					1,268,855		1,268,855
Other comprehensive loss, net of taxes of $80,463				(152,763)			(152,763)

Comprehensive income							1,116,092

Sale of treasury stock			(4,569)			47,218	42,649
Purchase of treasury stock						(179,900)	(179,900)

Balance, September 30, 2005	300,000	$1,500,000	$1,716,454	$(120,634)	$13,783,029	$(3,465,588)	$13,413,261

Balance, December 31, 2005	300,000	$1,500,000	$1,716,455	$(265,071)	$14,224,597	$(3,532,608)	$13,643,373
Cash dividends declared – ($.90 per share)					(219,099)		(219,099)
Net income for the period					1,240,084		1,240,084
Other comprehensive income, net of taxes of $ 48,707				92,473			92,473

Comprehensive income							1,332,557

Sale of treasury stock			2,711			168,924	171,635
Purchase of treasury stock						(219,714)	(219,714)

Balance, September 30, 2006	300,000	$1,500,000	$1,719,166	$(172,598)	$15,245,582	$(3,583,398)	$14,708,752

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,240,084	$1,268,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	180,141	175,591
Provision for possible loan losses	225,000	262,600
Amortization less accretion on investments	16,604	24,072
Amortization of deferred loan costs	(1,588)	—
Increase in interest receivable	(133,758)	(65,299)
Increase in interest payable	678,006	292,887
Proceeds from sale of OREO property	—	595,245
Net gain from sale of OREO property	—	(13,226)
(Increase) decrease in other assets	(162,341)	198,111
Increase in other liabilities	99,678	51,062

Net cash provided by operating activities	2,141,826	2,789,898

Cash flows from investing activities:
Net increase in loans to customers	(8,213,641)	(7,933,056)
Purchases of securities available-for-sale	(5,664,681)	(8,142,752)
Maturities of securities available-for-sale	4,084,396	2,271,398
Purchases of securities held-to-maturity	—	(200,000)
Maturities of securities held-to-maturity	303,168	304,606
Increase in nonmarketable equity securities	(3,200)	(32,982)
Decrease in time deposits with other banks	200,000	199,000
Purchases of premises and equipment	(35,291)	(36,845)

Net cash used by investing activities	(9,329,249)	(13,570,631)

Cash flows from financing activities:
Net increase in deposit accounts	20,383,677	2,622,044
Increase (decrease) in short-term borrowings	80,000	(290,000)
Dividends paid	(219,099)	(201,708)
Sale of treasury stock	171,635	42,649
Purchase of treasury stock	(219,714)	(179,900)

Net cash provided by financing activities	20,196,499	1,993,085

Net increase (decrease) in cash and cash equivalents	13,009,076	(8,787,648)

Cash and cash equivalents, beginning of period	7,862,462	22,751,335

Cash and cash equivalents, end of period	$20,871,538	$13,963,687

Cash paid during the period for:
Income taxes	$623,700	$382,000
Interest	2,106,839	1,286,688

Supplemental noncash activities
Changes in unrealized gains (losses) on securities available-for-sale	$92,473	$(152,763)

See notes to condensed consolidated financial statements

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The condensed consolidated financial statements as of September 30, 2006 and for the interim periods ended September 30, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the related notes included in Communitycorp’s 2005 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
For the Nine Months Ended September 30, 2006:
Net unrealized gains on securities available-for-sale	$141,180	$(48,707)	$92,473
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$141,180	$(48,707)	$92,473

For the Nine Months Ended September 30, 2005:
Net unrealized losses on securities available-for-sale	$(233,226)	$80,463	$(152,763)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(233,226)	$80,463	$(152,763)

For the Three Months Ended September 30, 2006:
Net unrealized gains on securities available-for-sale	$217,513	$(75,042)	$142,471
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$217,513	$(75,042)	$142,471

For the Three Months Ended September 30, 2005:
Net unrealized losses on securities available-for-sale	$(43,535)	$15,020	$(28,515)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(43,535)	$15,020	$(28,515)

Accumulated other comprehensive income consists solely of net unrealized gains and losses on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2006 compared to December 31, 2005, and the results of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the nine months ended September 30, 2006, was $4,087,211 compared to $4,125,123 for the same period last year, a decrease of .92%. The decrease was primarily attributable to the increase in interest rates paid on our interest bearing liabilities combined with the negative impact of having a large volume of fixed rate loans in our loan portfolio. Fixed rate loans averaged approximately 95% of our loan portfolio. For the quarter ended September 30, 2006, net interest income was $1,392,742, compared to $1,376,101for the quarter ended September 30, 2005 an increase of 1.21%.

For the nine months ended September 30, 2006, average-earning assets totaled $146,185,702 with an annualized average yield of 6.29%, compared to $130,523,312 and 5.84%, respectively, for the same period last year. Average interest-bearing liabilities totaled $122,288,772 with an annualized average cost of 3.04% for the nine months ended September 30, 2006, compared to $108,371,195 and 1.95%, respectively, for the same period last year. For the quarter ended September 30, 2006, average-earning assets totaled $152,069,504 with an annualized average yield of 6.47%, compared to $131,341,328 and 5.97%, respectively, for the same period last year. Average interest-bearing liabilities totaled $127,106,779 with an annualized average cost of 3.30% for the quarter ended September 30, 2006, compared to $108,944,306 and 2.13%, respectively, for the same period last year.

Our net interest margin was 3.74% and 4.23% for the nine months ended September 30, 2006 and 2005, respectively. For the quarter ended September 30, 2006 and 2005, net interest margin was 3.63% and 4.20%, respectively. The decline in both periods is reflective of the volume of fixed rate loans included in our loan portfolio that cannot be repriced to current market interest rates as quickly as our interest bearing liabilities that are subject to repricing. Once market interest rates for deposits stabilize or if rates decline, our interest margin should improve.

Our annualized yield on earning assets increased 45 and 50 basis points during the nine months and quarter ended September 30, 2006, respectively, from the annualized yield on earnings assets for the same periods last year. Annualized average cost of our interest-bearing liabilities also increased 109 and 117 basis points during the nine months and quarter ended September 30, 2006, respectively, from the annualized average cost of our interest-bearing liabilities for the same periods last year. Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Net Interest Income – (continued)

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 69.13% and 65.79% of average earning assets for the nine months ended September 30, 2006 and 2005, respectively, and 68.59%, and 67.56% for the quarter ended September 30, 2006 and 2005, respectively. Loan interest income for the nine months and three months ended September 30, 2006 totaled $5,491,515 and $1,934,962, respectively, compared to $4,638,198 and $1,582,630, respectively for the same periods in 2005. The annualized average yield on loans was 7.27% and 7.36% for the nine months and three months ended September 30, 2006, respectively. Average balances of loans increased to $101,061,468 during the nine months ended September 30, 2006, an increase of $15,192,072 over the average of $85,869,396 during the comparable period in 2005. For the quarter ended September 30, 2006, the average balances of loans increased by $15,571,816 over the average balances of loans of $88,739,920 for the quarter ended September 30, 2005. Fixed rates loans comprised approximately 95% of our loan portfolio for all periods presented.

Investment securities averaged $34,158,729, or 23.37% of average earning assets, for the nine months ended September 30, 2006, compared to $31,730,011, or 24.31% of average earning assets, for the same period in 2005. For the quarter ended September 30, 2006, investment securities averaged $35,134,334, or 23.10%, of average earnings assets compared to $33,090,833, or 25.19%, of average earnings assets for the three months ended September 30, 2005. Interest earned on investment securities amounted to $980,992 for the nine months ended September 30, 2006, compared to $797,773 for the same period last year. For the quarter ended September 30, 2006, interest earned on investment securities amounted to $352,717 compared to $288,149 for the same period last year. Investment securities yielded 3.84% and 3.36% for the nine months ended September 30, 2006 and 2005, respectively. For the quarter ended September 30, 2006 and 2005, the yields on investment securities were 3.98% and 3.48%, respectively.

Total interest expense for the nine months ended September 30, 2006 and 2005 was $2,784,845 and $1,579,556, respectively. For the quarter ended September 30, 2006 and 2005, interest expense was $1,058,457 and $577,307, respectively. The largest component of interest expense is interest on deposit accounts. Interest expense for deposit accounts was $2,773,956 and $1,574,588, for the nine months ended September 30, 2006 and 2005, respectively. The average balance of interest bearing deposits increased to $121,827,841 during the nine months ended September 30, 2006 from $108,043,191during the same period last year. During the quarter ended September 30, 2006, the average balances of interest bearing deposits increased to $126,732,106 from $108,669,198 for the same period last year. The annualized average cost of deposits was 3.04% for the nine months ended September 30, 2006, compared to 1.95% for the same period in 2005. For the quarter ended September 30, 2006 and 2005, the annualized average cost of deposits was 3.30% and 2.12%, respectively.

For the nine months ended September 30, 2006 and 2005, the total annualized average cost of funds was 3.04% and 1.95%, respectively. The overall cost of funds was 3.30% and 2.13% for the quarter ended September 30, 2006, and 2005, respectively.

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

The allowance for loan losses was 1.74% and 1.71% of total loans at September 30, 2006 and 2005. The allowance for loan losses at September 30, 2006 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance model methodology. Accordingly, we believe the allowance as of September 30, 2006 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2006, the provision charged to expense was $225,000 as compared to $262,600 in the same period in 2005. For the three months ended September 30, 2006 and 2005, the provision charged to expense was $75,000 and $130,000, respectively.

Noninterest Income

Noninterest income during the nine months ended September 30, 2006 was $540,470, an increase of $103,144 or 23.59% from the comparable period in 2005. The increase is primarily attributable to the increase in service charges on deposit accounts. During the current year, we became more aggressive in charging for non-sufficient fund checks, which resulted in an $95,413 or 30.93% increase in service charges. Income from service charges was $403,928 and $308,515 for the nine months ended September 30, 2006 and 2005, respectively, while other income was $136,542 and $128,811, respectively.

For the quarter ended September 30, 2006, noninterest income increased $6,277 or 3.93% over the same period in 2005. Service charges on deposit accounts increased $8,644 from the period ended September 30, 2005 to $126,027 for the period ended September 30, 2006. Other income was $39,972 and $42,339 for the quarter ended September 30, 2006 and 2005 respectively.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2006 increased $144,003 or 5.91% over the same period in 2005. Salaries and employee benefits increased $60,329 from the nine months ended September 30, 2005 to $1,423,383 for the nine months ended September 30, 2006. This increase is primarily attributable to normal salary increases plus the increase in the cost of providing our employees health benefits. During the nine months ended September 30, 2006, the increase in health benefits was approximately $26,000 when compared to the same period in 2005. Other operating expenses increased $54,099 or 8.18% to $715,673 for the nine months ended September 30, 2006 when compared to the same period in 2005. Net occupancy and equipment expense increased $29,575 for the nine months ended September 30, 2006 to $440,941.

For the quarter ended September 30, 2006, noninterest expense increased $61,948 or 7.62% over the same period in 2005. Salaries and benefits increased $17,582 or 3.84% over the same period in 2005. Net occupancy and equipment expense increased $16,658 or 11.54% over the same period in 2005. Other operating expenses increased $27,708 or 13.15% over the same period in 2005.

Income Taxes

The income tax provision for the nine months ended September 30, 2006 was $582,600 as compared to $595,000 for the same period in 2005. The decrease was primarily a result of the decrease in income before taxes. The effective tax rates were 31.96% and 31.92% for the nine months ended September 30, 2006 and September 30, 2005, respectively. The effective tax rates were 29.90% and 32.22% for the quarter ended September 30, 2006 and September 30, 2005, respectively.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2006 of $1,240,084 as compared to $1,268,855 for the same period in 2005. This represents a decrease of $28,771 or 2.27% over the same period in 2005. Net income for the quarter ended September 30, 2006 increased $24,970 or 6.22% from the same period in 2005.

Assets and Liabilities

During the first nine months of 2006, total assets increased $22,306,740, or 15.68%, when compared to December 31, 2005. The increase in total assets was mainly attributable to federal funds sold, investments securities and gross loans, which increased $13,990,000, $1,404,893, and $8,170,198 respectively.

For the nine months ended September 30, 2006 total liabilities increased $21,241,361 or 16.52% from December 31, 2005. Deposits increased $20,383,677 or 15.99%, short-term borrowings increased $80,000 or 21.62%, and other liabilities increased $99,678 or 60.89%.

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

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Loans

Our loan portfolio during the nine months ended September 30, 2006 increased $8,170,198 or 8.37% during the period. Balances within the major loans receivable categories as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Real estate – construction	$3,941,357	$4,453,312
Real estate – mortgage	33,764,813	37,478,906
Commercial and industrial	55,571,740	42,727,235
Consumer and other	12,487,587	12,935,846

	$105,765,497	$97,595,299

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,
	2006	2005
Nonaccrual loans	$582,716	$662,529

Accruing loans more than 90 days past due	$2,798	$3,194

Loans identified by the internal review mechanism:
Criticized	$98,849	$510,333
Classified	$2,529,459	$966,665

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

At September 30, 2006 real estate or other collateral secured practically all of the loans that were criticized and classified. In the event of foreclosure on these loans, there can be no assurance that in the case of liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2006	2005
Balance, January 1,	$1,644,948	$1,456,326
Provision for loan losses for the period	225,000	262,600
Net loans (charged-off) recovered for the period	(25,031)	(168,397)

Balance, end of period	$1,844,917	$1,550,529

Gross loans outstanding, end of period	$105,765,497	$90,770,910
Allowance for loan losses to loans outstanding	1.74%	1.71%

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Deposits

Total deposits increased $20,383,677 or 15.99% from December 31, 2005. Interest-bearing deposits increased $19,135,662 to $128,573,335 at September 30, 2006. Noninterest-bearing deposits increased $1,248,015 to $19,268,648 at September 30, 2006. Expressed in percentages, interest-bearing deposits increased 17.49%, noninterest-bearing deposits increased 6.93%.

Balances within the major deposit categories are as follows:

	September 30, 2006	December 31, 2005
Noninterest-bearing demand deposits	$19,268,648	$18,020,633
Interest-bearing demand deposits	27,768,642	28,958,482
Savings deposits	18,240,329	18,123,425
Certificates of deposits	82,564,364	62,355,766

	$147,841,983	$127,458,306

There were no brokered deposits at December 31, 2005 or September 30, 2006.

Certificates of deposits include a $10,037,000 deposit that was issued to a local school district on April 14, 2006, bearing an interest rate of 5.10% with a maturity date of May 14, 2007.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was at 71.32% at September 30, 2006 and 76.35% at December 31, 2005.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At June 30, 2006 we had available an unused short-term line of credit to purchase up to $3,800,000 of federal funds from an unrelated correspondent institution. We also have a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of September 30, 2006, the available credit totaled approximately $24,679,000, and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by liens on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005 – Net Interest Income,” our net interest margin has decreased during the current year. If net interest margin continues to decline, net income will likely decline also.

Capital Resources

Total shareholders’ equity increased from $13,643,373 at December 31, 2005 to $14,708,752 at September 30, 2006. The net increase of $1,065,379 is attributable to earnings for the period of $1,240,084 before the payment of $219,099 in cash dividends, the net increase for the period of $92,473 in the fair value of securities available-for-sale and the net decrease of $48,079 from the sales and purchases of treasury stock.

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

The following table summarizes the Bank’s risk-based capital at September 30, 2006:

Shareholders’ equity	$14,813,812
Less: intangibles	—

Tier 1 capital	14,813,812
Plus: allowance for loan losses (1)	1,472,488

Total capital	$16,286,300

Net risk-weighted assets	$117,799,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	12.58%
Total capital (to risk-weighted assets)	13.83%
Tier 1 capital (to quarterly average assets)	9.24%

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

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2006, we had issued commitments to extend credit of $7,210,000 and standby letters of credit of $988,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

COMMUNITYCORP

Date: November 10, 2006	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: November 10, 2006	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer

COMMUNITYCORP

Index to Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications