Form 10KSB
period 2006-12-31
COMMUNITYCORP
filed 2007-03-30
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act  ☐.

NOTE – Checking the box above will not relieve any registrant required to file report pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The issuer’s revenues for its most recent fiscal year were $10,071,598.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2007 was $16,356,924. This calculation is based upon $68, the last trade price of the common stock of which the Company is aware. There is no active trading market for the common stock and trades are limited and sporadic.

There were 240,543 shares of the Company’s common stock issued and outstanding as of the record date, March 12, 2007.

Transitional Small Business Disclosure Format. (Check one):    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s 2006 Annual Report to Shareholders—Part II.

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders—Part III.

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

Competition

Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. As of December 31, 2006, there were approximately five commercial banks, two savings and loan institutions, and one credit union in the same area as Bank of Walterboro. Many large banking organizations currently operate in the Bank’s market area, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal authority to provide most financial services.

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

Employees

As of December 31, 2006, the Bank had forty-two full-time and five part-time employees. The Company had no employees.

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

In response to this Item, the information contained on page 51 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated herein by reference.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

In response to this Item, the information contained on pages 8 through 24 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated herein by reference.

Item 7.	Financial Statements

In response to this Item, the information contained on pages 26 through 49 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated herein by reference.

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

In response to this Item, the information contained on pages 2 through 3 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2007 is incorporated herein by reference.

Item 10.	Executive Compensation

In response to this Item, the information contained on page 6 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2007 is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

In response to this Item, the information contained on page 5 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2007 is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

In response to this Item, the information contained on page 5 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2007 is incorporated herein by reference.

Item 13.	Exhibits, List and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

13	Annual Report of Shareholders for the year ended December 31, 2006 (Incorporated by reference)
21.1	Subsidiaries of the Company
31.1	Rule 15d-14(a) Certifications
31.2	Rule 15d-14(a) Certifications
32	Section 1350 Certifications

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2006.

Item 14.	Principal Accountant Fees and Services.

In response to this Item, the information contained on page 4 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2007 is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF WALTERBORO

Date: March 30, 2007	By:	/s/ W. Roger Crook
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

Signature	Title	Date

/s/ W. Roger Crook
W. Roger Crook	President, Director (CEO)	March 30, 2007

/s/ Gwendolyn P. Bunton
Gwendolyn P. Bunton	Vice President (CFO)	March 30, 2007

/s/ Peden B. McLeod
Peden B. McLeod	Director & Chairman of the Board	March 30, 2007

/s/ George W. Cone
George W. Cone	Director & Corporate Secretary	March 30, 2007

/s/ J. Barnwell Fishburne
J. Barnwell Fishburne	Director	March 30, 2007

/s/ Harry L. Hill
Harry L. Hill	Director	March 30, 2007

/s/ Steven D. Murdaugh
Steven D. Murdaugh	Director	March 30, 2007

/s/ Harold M. Robertson
Harold M. Robertson	Director	March 30, 2007

/s/ Calvert Huffines
Calvert Huffines	Director	March 30, 2007

Index To Exhibits

Exhibit No.	Description
13	Annual Report of Shareholders for the year ended December 31, 2006

21.1	Subsidiaries of the Company

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications