Form 10QSB
period 2007-03-31
COMMUNITYCORP
filed 2007-05-14
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

240,563 shares of common stock, $5 par value, as of May 11, 2007

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

COMMUNITYCORP

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
Assets:	(Unaudited)	(Audited)
Cash and cash equivalents:
Cash and due from banks	$5,843,155	$6,041,317
Federal funds sold	11,895,000	8,363,000

Total cash and cash equivalents	17,738,155	14,404,317

Time deposits with other banks	100,000	100,000
Investment securities:
Available-for-sale	33,378,113	32,468,498
Held-to-maturity (estimated market value of $1,839,182 and $1,596,065 at March 31, 2007 and December 31, 2006, respectively)	1,819,280	1,574,215
Nonmarketable equity securities	342,857	342,857

Total investment securities	35,540,250	34,385,570

Loans receivable	108,226,823	105,840,360
Less allowance for loan losses	(1,867,957)	(1,856,888)

Loans, net	106,358,866	103,983,472
Premises, furniture & equipment, net	3,093,696	3,130,914
Accrued interest receivable	1,152,328	1,216,414
Other assets	619,599	871,299

Total assets	$164,602,894	$158,091,986

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$17,345,838	$19,764,876
Interest-bearing	129,907,565	121,021,388

Total deposits	147,253,403	140,786,264

Short-term borrowings	290,000	250,000
Accrued interest payable	1,541,806	1,534,531
Other liabilities	271,669	383,756

Total liabilities	149,356,878	142,954,551

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,723,082	1,720,382
Retained earnings	15,786,781	15,632,119
Accumulated other comprehensive loss	(59,088)	(95,015)
Treasury stock (59,457 shares in 2007 and 58,251 shares in 2006)	(3,704,759)	(3,620,051)

Total shareholders’ equity	15,246,016	15,137,435

Total liabilities and shareholders’ equity	$164,602,894	$158,091,986

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans, including fees	$1,970,398	$1,735,282
Securities	364,280	296,993
Other interest income	121,182	74,159

Total	2,455,860	2,106,434

Interest expense:
Deposit accounts	1,121,900	764,171
Other interest expense	2,396	3,435

	1,124,296	767,606

Net interest income	1,331,564	1,338,828

Provision for loan losses	75,000	75,000

Net interest income after provision for loan losses	1,256,564	1,263,828

Noninterest income:
Service charges	113,503	129,684
Other income	57,982	48,863

Total	171,485	178,547

Noninterest expenses:
Salaries and benefits	474,857	467,993
Net occupancy expense	65,288	56,177
Equipment expense	91,450	84,309
Other operating expenses	227,249	246,738

Total	858,844	855,217

Income before taxes	569,205	587,158

Income tax provision	174,000	180,600

Net income	$395,205	$406,558

Earnings per share:

Weighted average common shares outstanding	241,214	243,387

Net income per common share	$1.64	$1.67

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the three months ended March 31, 2007 and 2006

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2005, As previously reported	300,000	1,500,000	1,716,455	(265,071)	14,224,597	(3,532,608)	13,643,373

Adjustment to reflect the Adoption of SEC Staff Accounting Bulletin No. 108 (Note 3)					(116,000)		(116,000)

Balance, December 31, 2005, as Restated	300,000	1,500,000	1,716,455	(265,071)	14,108,597	(3,532,608)	13,527,373

Cash dividends paid ($.90 per share)					(219,098)		(219,098)

Net income for the period					406,558		406,558

Other comprehensive loss, net of tax benefit of $8,414				(15,974)			(15,974)

Comprehensive income							390,584

Sale of treasury stock			575			36,847	37,422

Purchase of treasury stock						(12,600)	(12,600)

Balance, March 31, 2006	300,000	$1,500,000	$1,717,030	$(281,045)	$14,296,057	$(3,508,361)	$13,723,681

Balance, December 31, 2006	300,000	$1,500,000	$1,720,382	$(95,015)	$15,632,119	$(3,620,051)	$15,137,435

Cash dividends paid ($1.00 per share)					(240,543)		(240,543)

Net income for the period					395,205		395,205

Other comprehensive income, net of tax expense of $(18,923)				35,927			35,927

Comprehensive income							431,132

Sale of treasury stock			2,700			27,492	30,192
Purchase of treasury stock						(112,200)	(112,200)

Balance, March 31, 2007	300,000	$1,500,000	$1,723,082	$(59,088)	$15,786,781	$(3,704,759)	$15,246,016

See notes to condensed consolidated financial statements.

COMMUNITY CORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$395,205	$406,558
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75,000	75,000
Depreciation expense	45,000	55,547
Premium amortization less discount accretion on investment securities	5,023	5,364
Net accretion of loan fees and costs	(1,472)	(2,786)
Decrease in accrued interest receivable	64,086	53,061
Increase in accrued interest payable	7,275	127,369
(Increase) decrease in other assets	232,777	(29,456)
Decrease in other liabilities	(112,087)	(17,395)

Net cash provided by operating activities	710,807	673,262

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	3,469,819	658,306
Purchases of securities available-for-sale	(4,329,673)	—
Proceeds from maturities of securities held-to-maturity	55,000	302,884
Purchases of securities held-to-maturity	(300,000)	—
Purchases of nonmarketable equity securities	—	(3,200)
Decrease in time deposits with other banks	—	200,000
Net increase in loans to customers	(2,448,922)	(1,666,617)
Purchases of premises and equipment	(7,782)	(17,287)

Net cash used for investing activities	(3,561,558)	(525,914)

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(1,305,798)	(2,135,738)
Net increase in time deposits	7,772,938	8,782,277
Net increase in short-term borrowings	40,000	—
Cash dividends paid	(240,543)	(219,098)
Purchase of treasury stock	(112,200)	(12,600)
Sale of treasury stock	30,192	37,422
Net cash (used) provided by financing activities	6,184,589	6,452,263

Net (decrease) increase in cash and cash equivalents	3,333,838	6,599,611

Cash and cash equivalents, beginning of period	14,404,317	7,862,462

Cash and cash equivalents, end of period	$17,738,155	$14,462,073

Cash paid during the period for:

Income taxes	$44,964	$193,700
Interest	$1,117,021	$640,237

See notes to condensed consolidated financial statements.

COMMUNITYCORP

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2007 and for the interim periods ended March 31, 2007 and 2006 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire calendar year. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2006 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
For the Three Months Ended March 31, 2007:
Unrealized gains on securities available-for-sale	$54,850	$(18,923)	$35,927
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income - net unrealized gains on securities	$54,850	$(18,923)	$35,927

For the Three Months Ended March 31, 2006:
Unrealized losses on securities available-for-sale	$(24,388)	$8,414	$(15,974)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income - net unrealized losses on securities	$(24,388)	$8,414	$(15,974)

Accumulated other comprehensive income consists of the net unrealized gains and (losses) on securities available for sale, net of the deferred tax effects.

NOTE 3 - ADOPTION OF SEC STAFF ACCOUNTING BULLETIN NO. 108

The Company has adopted SEC Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior-year misstatements on the current-year financial statements, and evaluate misstatements measured under each method in light of quantitative and qualitative factors. Under SAB 108, prior-year misstatements that are material to the current year must be corrected, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such “immaterial errors” does not require previously filed reports to be amended. Such corrections can be made the next time the Company files the prior-year financial statements.

COMMUNITYCORP

NOTE 3 - ADOPTION OF SEC STAFF ACCOUNTING BULLETIN NO. 108 – (continued)

In adopting the requirements of SAB 108, the Company adjusted its income tax accruals, which had been understated by $116,000 as of January 1, 2006. Such understatement resulted from the under accrual of income taxes payable in each of the prior three years, which were previously evaluated as being immaterial under the rollover method. The Company has reported the cumulative effect of the initial application of SAB 108 by reducing retained earnings as of January 1, 2006 by $116,000, and increasing by the same amount, its income tax expense accruals. The adjustment of the quarterly financial results for 2006 will be accomplished by adjusting the applicable financial statement line items when such information is next presented. Reports previously filed with the SEC will not be amended.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2007 compared to December 31, 2006, and the results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. These comments should be read in conjunction with the Company’s condensed financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the quarter ended March 31, 2007, was $1,331,564, compared to $1,338,828 for the same period last year, a decrease of $7,264, or .54%. The decrease was mainly attributable to the increase in the yields on our interest bearing liabilities.

For the quarter ended March 31, 2007, average-earning assets totaled $150,600,382 with an annualized average yield of 6.61%. Average earning assets and annualized average yield were $137,574,276 and 6.21%, respectively, for the quarter ended March 31, 2006. For the quarter ended March 31, 2007, average interest-bearing liabilities totaled $125,488,480 with an annualized average cost of 3.63%. Average interest-bearing liabilities and annualized average cost were $114,512,053 and 2.72%, respectively, for the quarter ended March 31, 2006.

Our annualized yield on average earning assets and our annualized average cost of our interest-bearing liabilities increased 40 and 91 basis points respectively during the first quarter of 2007 compared to the first quarter of 2006.

Our net interest margin and net interest spread were 3.59% and 2.98% for the quarter ended March 31, 2007 compared to 3.95% and 3.49%, respectively for the quarter ended March 31, 2006. The decreases were primarily attributable to the volume of fixed rate loans included in our loan portfolio.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Net Interest Income - (continued)

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 70.87% and 71.09% of average earning assets for the quarter ended March 31, 2007 and 2006, respectively. Loan interest income was $1,970,398 and $1,735,282 for quarter ended March 31, 2007 and 2006, respectively. The annualized average yield on loans was 7.49% and 7.20% for the quarter ended March 31, 2007 and 2006, respectively. Average balances of loans increased to $106,725,195 during the quarter ended March 31, 2007, an increase of $8,919,080 over the average of $97,806,115 during the quarter ended March 31, 2006. The modest increase in our annualized average yield on loans is attributable to the volume of fixed rates loans in our loan portfolio that were made during the past several years when market interest rates were lower than the current prevailing rates. Fixed rate loans averaged approximately 95% of our loan portfolio during the quarter ending March 31, 2007 and 2006.

Investment securities averaged approximately $34,423,943 or 22.86% of average earning assets, for first quarter of 2007 compared to $32,705,093 or 23.77% of average earning assets, for the same period in 2006. Interest earned on investment securities amounted to $364,280 for the quarter ended March 31, 2007, compared to $296,993 for the comparable period last year. Investment securities yielded 4.29% and 3.68% for the quarter ended March 31, 2007 and 2006, respectively.

Total interest expense for the quarter ended March 31, 2007 and 2006 was $1,124,296 and $767,606 respectively. The largest component of interest expense is interest on deposit accounts. Interest expense on deposit accounts was $1,121,900 and $764,171, for the quarter ended March 31, 2007 and 2006, respectively. The average balance of interest bearing deposits increased to $125,270,036 during the quarter ended March 31, 2007 from $113,840,188 for the quarter ended March 31, 2006. The annualized average cost of deposits was 3.63% for the quarter ended March 31, 2007 compared to 2.72% for the same period in 2006.

For the quarter ended March 31, 2007 and 2006, the total annualized average cost of funds was 3.63% and 2.72%, respectively.

Provision and Allowance for Loan Losses

We provide for loan losses using the allowance method. Increases to the allowance result from recording a provision for loan losses. Loan losses and recoveries are charged to the allowance. Charge-offs to the allowance are made when all or a portion of the loan is confirmed as a loss based on our review of the loan, through possession of the underlying security, or through a troubled debt restructuring transaction. Likewise, recoveries offset these increases through credits to the allowance.

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

Provision and Allowance for Loan Losses - (continued)

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

The allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination

The allowance for loan losses was 1.73% and 1.71% of total loans at March 31, 2007 and 2006, respectively. Although there has been an increase in potential problem loans from March 31, 2006 to March 31, 2007, we believe the allowance for loan losses at March 31, 2007 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance. Accordingly, we believe the allowance as of March 31, 2007 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For both the three months ended March 31, 2007 and 2006, the provision charged to expense was $75,000.

Noninterest Income

Noninterest income decreased $7,062, or 3.96%, to $171,485 for the three months ended March 31, 2007 from the comparable period in 2006. Service charges on deposit accounts decreased 12.48% to $113,503 for the three months ended March 31, 2007, while other income increased $9,119 from March 31, 2006 to $57,982 for the same period in 2007.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2007 was $3,627, or .42%, greater than the three months ended March 31, 2006. Salaries and employee benefits increased $6,864, or 1.47%, from $467,993 for the three months ended March 31, 2006 to $474,857 for the comparable period in 2007. This increase is primarily attributable to normal salary increases. For the three months ended March 31, 2007, other operating expense was $19,489, or 7.90%, less than the three months ended March 31, 2006. Net occupancy and equipment expense increased from $140,486 for the quarter ended March 31, 2006 to $156,738 for the comparable period in 2007.

Income Taxes

The income tax provision for the three months ended March 31, 2007 was $174,000 compared to $180,600 for the same period in 2006. The decrease was primarily a result of the decrease in income before taxes. The effective tax rates were 30.57% and 30.76% for the three months ended March 31, 2007 and 2006, respectively.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2007 of $395,205 as compared to $406,558 for the same period in 2006. This represents a decrease of $11,353, or 2.79%, less than the same period in 2006.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Assets and Liabilities

During the first three months of 2007, total assets increased $6,510,908, or 4.12%, when compared to December 31, 2006. Federal funds sold increased $3,532,000 from December 31, 2006 to $11,895,000 at March 31, 2007. Total investment securities increased $1,154,680 from December 31, 2006 to $35,540,250 at March 31, 2007. Gross loans increased $2,386,463, or 2.25%, to $108,226,823 at March 31, 2007.

For the three months ended March 31, 2007 total liabilities increased $6,402,327 or 4.48% from December 31, 2006. Deposits increased $6,467,139 or 4.59% and other liabilities decreased $64,812 or 2.99%.

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

Loans

At March 31, 2007, our total loans were $108,226,823 compared to $105,840,360 at December 31, 2006, an increase of $2,386,463, or 2.25%. Balances within the major loans receivable categories as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Real estate – construction	$3,780,724	$3,234,546
Real estate – mortgage	32,264,835	33,437,784
Commercial and industrial	61,223,557	57,752,569
Consumer and other	10,957,707	11,415,461

Total gross loans	$108,226,823	$105,840,360

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31,
	2007	2006
Loans: Nonaccrual loans	$940,284	$182,784
Accruing loans more than 90 days past due	2,208	2,144

Loans identified by the internal review process:
Criticized	$709,879	$515,074
Classified	2,452,858	1,063,807

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

At March 31, 2007 real estate or other collateral secured practically all of the loans that were criticized and classified. In the event of foreclosure on these loans, there can be no assurance that in liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Risk Elements in the Loan Portfolio - continued

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	Three Months Ended March 31,
	2006	2006
Balance, January 1,	$1,856,888	$1,664,948
Provision for loan losses for the period	75,000	75,000
Net loans charged-off for the period	(63,931)	(45,856)

Balance, end of period	$1,867,957	$1,694,092

Gross loans outstanding, end of period	$108,226,823	$99,218,846
Allowance for loan losses to loans outstanding	1.73%	1.71%

Deposits

Total deposits increased by 4.59%, or $6,467,139, from December 31, 2006 to $147,253,403 at March 31, 2007. Noninterest-bearing deposits decreased $2,419,038 or 12.24% to $17,345,838 at March 31, 2007, while interest-bearing deposits increased $8,886,177 or 7.34% to $129,907,565 at March 31, 2007.

Balances within the major deposit categories as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2006	December 31, 2006
Noninterest-bearing demand deposits	$17,345,838	$19,764,876
Interest-bearing demand deposits	25,062,680	23,916,250
Savings deposits	16,576,874	16,610,063
Certificates of deposit	88,268,011	80,495,075

	$147,253,403	$140,786,264

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was 73.35% at March 31, 2007 and 75.04% at December 31, 2006.

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

At March 31, 2007 the Bank had available an unused short-term line of credit to purchase up to $3,800,000 of federal funds from an unrelated correspondent institution. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of March 31, 2007, the available credit totaled approximately $24,690,000 and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket lien on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006 – Net Interest Income,” our net interest margin decreased during the current period. If net interest margin continues to decline, net income will likely decline also.

Capital Resources

Total shareholders’ equity increased $108,581from $15,137,435 at December31, 2006 to $15,246,016 at March 31, 2007. The net increase is attributable to earnings for the period of $395,306 plus the net increase for the period of $92,473 in the fair value of securities available-for-sale. Theses increases were reduced by the payment of $240,543 in cash dividends and the net decrease of $82,008 from the sales and purchases of treasury stock.

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

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Capital Resources - continued

The following table summarizes the Bank’s risk-based capital at March 31, 2007:

Shareholders’ equity	$15,195,603
Less: intangibles	—

Tier 1 capital	15,195,603

Plus: allowance for loan losses (1)	1,491,188

Total capital	$16,686,790

Risk-weighted assets	$119,295,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	12.74%
Total capital (to risk-weighted assets)	13.99%
Tier 1 capital (to total average assets)	9.58%

(1)	limited to 1.25% of risk-weighted assets

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2007, we had issued commitments to extend credit of $9,986,000 and standby letters of credit of $881,000 through various types of commercial lending arrangements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis or Plan of Operations - continued

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2006 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

COMMUNITYCORP

Date: May 11, 2007	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: May 11, 2007	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer

COMMUNITYCORP

Index To Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications