Form 10QSB
period 2007-06-30
COMMUNITYCORP
filed 2007-08-14
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

240,563 shares of common stock, $5 par value, as of August 11, 2007

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

COMMUNITYCORP

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,440,900	$6,041,317
Federal funds sold	9,597,000	8,363,000

Total cash and cash equivalents	15,037,900	14,404,317

Time deposits with other banks	100,000	100,000
Investment securities:
Available-for-sale	33,176,585	32,468,498
Held-to-maturity (estimated market value of $1,823,215 and $1,596,065 at June 30, 2007 and December 31, 2006, respectively)	1,819,345	1,574,215
Nonmarketable equity securities	347,257	342,857

Total investment securities	35,343,187	34,385,570

Loans receivable	108,482,169	105,840,360
Less allowance for loan losses	(1,919,340)	(1,856,888)

Loans, net	106,562,829	103,983,472
Premises, furniture & equipment, net	3,060,056	3,130,914
Accrued interest receivable	1,376,351	1,216,414
Other assets	839,508	871,299

Total assets	$162,319,831	$158,091,986

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$18,241,361	$19,764,876
Interest-bearing	126,793,807	121,021,388

	145,035,168	140,786,264
Short-term borrowings	370,000	250,000
Accrued interest payable	1,225,380	1,534,531
Other liabilities	156,827	383,756

Total liabilities	146,787,375	142,954,551

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,723,196	1,720,382
Accumulated other comprehensive loss	(205,716)	(95,015)
Retained earnings	16,218,489	15,632,119
Treasury stock (59,437 shares in 2007 and 58,251 shares in 2006)	(3,703,513)	(3,620,051)

Total shareholders’ equity	15,532,456	15,137,435

Total liabilities and shareholders’ equity	$162,319,831	$158,091,986

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$4,030,549	$3,556,553	$2,060,151	$1,821,271
Securities	759,453	628,275	395,173	331,282
Other interest income	284,886	236,029	163,704	161,870

Total	5,074,888	4,420,857	2,619,028	2,314,423

Interest expense:
Deposit accounts	2,310,725	1,719,516	1,188,825	955,345
Other interest expense	5,663	6,872	3,267	3,437

Total	2,316,388	1,726,388	1,192,092	958,782

Net interest income	2,758,500	2,694,469	1,426,936	1,355,641
Provision for loan losses	140,000	150,000	65,000	75,000

Net interest income after provision for loan losses	2,618,500	2,544,469	1,361,936	1,280,641

Noninterest income:
Service charges	227,046	277,901	113,543	148,217
Other income	105,748	96,570	47,766	47,707

Total	332,794	374,471	161,309	195,924

Noninterest expenses:
Salaries and benefits	962,811	947,764	487,954	479,771
Net occupancy expense	131,505	110,711	66,217	54,534
Equipment expense	165,319	169,257	73,869	84,948
Other operating expenses	494,746	477,251	267,497	230,513

Total	1,754,381	1,704,983	895,537	849,766

Income before taxes	1,196,913	1,213,957	627,708	626,799
Income tax provision	370,000	400,600	196,000	220,000

Net income	$826,913	$813,357	$431,708	$406,799

Earnings per share:
Weighted average common shares outstanding	240,884	243,071	240,557	242,758

Net income per common share	$3.43	$3.35	$1.79	$1.68

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the six months ended June 30, 2007 and 2006

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2005, As previously reported	300,000	$1,500,000	$1,716,455	$(265,071)	$14,224,597	$(3,532,608)	$13,643,373
Adjustment to reflect the Adoption of SEC Staff Accounting Bulletin No. 108 (Note 3)
					(116,000)		(116,000)

Balance, December 31, 2005, as Restated	300,000	$1,500,000	$1,716,455	$(265,071)	$14,108,597	$(3,532,608)	$13,527,373
Cash dividends declared ($.90 per share)					(219,098)		(219,098)
Net income for the period					813,357		813,357
Other comprehensive loss, net of tax benefit of $26,335				(49,998)			(49,998)

Comprehensive income							763,359

Sale of treasury stock			2,517			165,820	168,337
Purchase of treasury stock						(152,964)	(152,964)

Balance, June 30, 2006	300,000	$1,500,000	$1,718,972	$(315,069)	$14,702,856	$(3,519,752)	$14,087,007

Balance, December 31, 2006	300,000	$1,500,000	$1,720,382	$(95,015)	$15,632,119	$(3,620,051)	$15,137,435
Cash dividends declared ($1.00 per share)					(240,543)		(240,543)
Net income for the period					826,913		826,913
Other comprehensive loss, net of tax benefit of $58,308				(110,701)			(110,701)

Comprehensive income							716,212

Sale of treasury stock			2,814			28,738	31,552
Purchase of treasury stock						(112,200)	(112,200)

Balance, June 30, 2007	300,000	$1,500,000	$1,723,196	$(205,716)	$16,218,489	$(3,703,513)	$15,532,456

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$826,913	$813,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80,250	120,094
Provision for possible loan losses	140,000	150,000
Amortization less accretion on investments	8,826	10,834
Amortization of deferred loan costs	639	(2,878)
Increase in interest receivable	(159,937)	(148,783)
Increase (decrease) in interest payable	(309,151)	331,016
(Increase) decrease in other assets	90,099	(75,691)
Increase (decrease) in other liabilities	(226,929)	17,849

Net cash provided by operating activities	450,710	1,215,798

Cash flows from investing activities:
Net increase in loans to customers	(2,719,996)	(5,884,459)
Purchases of securities available-for-sale	(12,544,254)	(4,351,732)
Maturities of securities available-for-sale	11,658,202	1,851,874
Purchases of securities held-to-maturity	(300,000)	—
Proceeds from maturities of securities held-to-maturity	55,000	303,179
Maturities of time deposits with other banks	—	200,000
Increase in nonmarketable equity securities	(4,400)	(3,200)
Purchases of premises and equipment	(9,392)	(27,640)

Net cash used by investing activities	(3,864,840)	(7,911,978)

Cash flows from financing activities:
Net increase in deposit accounts	4,248,904	17,100,108
Increase (decrease) in short-term borrowings	120,000	(70,000)
Dividends paid	(240,543)	(219,098)
Sale of treasury stock	31,552	168,337
Purchase of treasury stock	(112,200)	(152,964)

Net cash provided by financing activities	4,047,713	16,826,383

Net increase in cash and cash equivalents	633,583	10,130,203
Cash and cash equivalents, beginning of period	14,404,317	7,862,462

Cash and cash equivalents, end of period	$15,037,900	$17,992,665

Cash paid during the period for:
Income taxes	$237,964	$391,200
Interest	$2,625,539	$1,395,372
Supplemental noncash activities
Changes in unrealized gains (losses) on securities available-for-sale	$(110,701)	$(49,998)

See notes to condensed consolidated financial statements

COMMUNITYCORP

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2007 and for the interim periods ended June 30, 2007 and 2006 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results, which may be expected for the entire calendar year. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2006 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
For the Six Months Ended June 30, 2007:
Unrealized losses on securities available-for-sale	$(169,009)	$58,308	$(110,701)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(169,009)	$58,308	$(110,701)

For the Six Months Ended June 30, 2006:
Unrealized losses on securities available-for-sale	$(76,333)	$26,335	$(49,998)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(76,333)	$26,335	$(49,998)

For the Three Months Ended June 30, 2007:
Unrealized losses on securities available-for-sale	$(223,859)	$77,231	$(146,628)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(223,859)	$77,231	$(146,628)

For the Three Months Ended June 30, 2006:
Unrealized losses on securities available-for-sale	$(51,945)	$17,921	$(34,024)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(51,945)	$17,921	$(34,024)

Accumulated other comprehensive income consists solely of net unrealized gains and losses on securities available for sale, net of the deferred tax effects.

See notes to condensed consolidated financial statements

COMMUNITYCORP

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

See notes to condensed consolidated financial statements

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2007 compared to December 31, 2006, and the results of operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the six months ended June 30, 2007, was $2,758,500, compared to $2,694,469 for the same period last year, an increase of 2.38%. For the quarter ended June 30, 2007, net interest income was $1,426,936, compared to $1,355,641 for the quarter ended June 30, 2006 an increase of 5.26%. The increase in both periods was primarily attributable to the increase in the balances of earning assets plus the impact of higher yields earned on these balances.

For the six months ended June 30, 2007, average-earning assets totaled $153,390,282 with an annualized average yield of 6.67%, compared to $143,195,036 and 6.23%, respectively, for the same period last year. Average interest-bearing liabilities totaled $127,378,257 with an annualized average cost of 3.67% for the six months ended June 30, 2007, compared to $119,839,841 and 2.91%, respectively, for the same period last year. For the quarter ended June 30, 2007, average-earning assets totaled $156,145,542 with an annualized average yield of 6.73%, compared to $148,947,426 and 6.23%, respectively, for the same period last year. Average interest-bearing liabilities totaled $129,246,808 with an annualized average cost of 3.70% for the three months ended June 30, 2007, compared to $124,831,507 and 3.08%, respectively, for the same period last year.

Our annualized yield on earning assets increased 44 and 50 basis points during the six months and quarter ended June 30, 2007, respectively, from the annualized yield on earnings assets for the same periods last year. Annualized average cost of our interest-bearing liabilities increased 76 and 62 basis points during the six months and quarter ended June 30, 2007, respectively, from the annualized average cost of our interest-bearing liabilities for the same periods last year.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis or Plan of Operations – continued

Net Interest Income – (continued)

Our net interest margin and net interest spread was 3.63% and 3.00%, respectively for the six months ended June 30, 2007, compared to 3.79% and 3.32%, respectively for the six months ended June 30, 2006. For the quarter ended June 30, 2007 our net interest margin and our net interest spread was 3.67% and 3.03%, respectively compared to 3.65% and 3.15%, respectively, for the quarter ended June 30, 2006. The decrease in the net interest margin for the six months ended June 30, 2007 and the slight increase in the net interest margin for the quarter ended June 30, 2007, as well as the net decrease in the net interest spread for the six-months and quarter ended June 30, 2007, is primarily attributable to the volume of fixed rate loans included in our loan portfolio.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 70.15% and 69.42% of average earning assets for the six months ended June 30, 2007 and 2006, respectively, and 69.48%, and 67.81% for the quarter ended June 30, 2007 and 2006, respectively. Loan interest income for the six months ended June 30, 2007 totaled $4,030,549 compared to $3,556,553 for the same period in 2006. The annualized average yield on loans was 7.55% and 7.21% for the six months ended June 30, 2007 and 2006, respectively. Loan interest income for the quarter ended June 30, 2007 totaled $2,060,151, compared to $1,821,271 for the same period in 2006. For the quarter ended June 30, 2007 and 2006 the annualized average yield on loans was 7.62% and 7.23%, respectively. Average balances of loans increased to $107,609,818 during the six months ended June 30, 2007, an increase of $8,200,421 over the average of $99,409,397 during the comparable period in 2006. For the quarter ended June 30, 2007, the average balances of loans increased by $7,489,658 over the average balances of loans of $100,995,061 for the quarter ended June 30, 2006. The annualized average yield on our loans is significantly impacted by the volume of fixed rates loans in our loan portfolio. Fixed rate loans averaged approximately 98% of our loan portfolio for all periods presented.

Investment securities averaged $34,956,800, or 22.79% of average earning assets, for the six months ended June 30, 2007, compared to $33,662,838 or 23.51% of average earning assets, for the same period in 2006. For the quarter ended June 30, 2007, investment securities averaged $35,479,821, or 22.72%, of average earning assets compared to $34,610,047, or 23.24% of average earnings assets, for the same period in 2006. Interest earned on investment securities amounted to $759,453 for the six months ended June 30, 2007, compared to $628,275 for the same period last year. For the quarter ended June 30, 2007, interest earned on investment securities amounted to $395,173 compared to $331,282 for the same period last year. Investment securities yielded 4.38% and 3.76% for the six months ended June 30, 2007 and 2006, respectively. For the quarter ended June 30, 2007 and 2006 the yields on investment securities was 4.47% and 3.84%, respectively.

Total interest expense for the six months ended June 30, 2007 and 2006 was $2,316,388 and $1,726,388, respectively. For the quarter ended June 30, 2007 and 2006, interest expense was $1,192,092 and $958,782, respectively. The largest component of interest expense is interest on deposit accounts. Interest expense for deposit accounts was $2,310,725 and $1,719,516, for the six months ended June 30, 2007 and 2006, respectively. The average balance of interest bearing deposits increased to $127,118,787 during the six months ended June 30, 2007 from $119,335,066 during the same period last year. During the quarter ended June 30, 2007, the average balances of interest bearing deposits increased to $128,946,765 from $124,491,987 for the same period last year. The annualized average cost of deposits was 3.67% for the six months ended June 30, 2007, compared to 2.91% for the same period in 2006. For the quarter ended June 30, 2007 and 2006, the annualized average cost of deposits was 3.70% and 3.08%, respectively.

For the six months ended June 30, 2007 and 2006, the total annualized average cost of funds was 3.67% and 2.91%, respectively. The overall cost of funds was 3.70% and 3.08 % for the quarter ended June 30, 2007, and 2006, respectively.

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

The allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination

The allowance for loan losses was 1.77% and 1.71% of total loans at June 30, 2007 and 2006 respectively. The allowance for loan losses at June 30, 2007 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance. Accordingly, we believe the allowance as of June 30, 2007 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2007, the provision charged to expense was $140,000 as compared to $150,000 for the same period in 2006. For the three months ended June 30, 2007 and 2006, the provision charged to expense was $65,000 and $75,000 respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2007 was $332,794, a decrease of $41,677 or 11.13% from the comparable period in 2006. This decrease is primarily attributable to the decrease in service charges on deposit accounts. The decrease is mainly attributable to the closing of problem accounts and being more selective in opening new accounts that could potentially be problematic. Income from service charges was $227,046 and $277,901 for the six months ended June 30, 2007 and 2006, respectively, while other income was $105,748 and 96,570, respectively.

For the quarter ended June 30, 2007, noninterest income decreased $34,615 or 17.67% over the same period in 2006. Service charges on deposit accounts decreased $34,674 from the quarter ended June 30, 2006 to $113,543 for the quarter ended June 30, 2007. Other income was $47,766 and $47,707 for the quarter ended June 30, 2007 and 2006 respectively.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis or Plan of Operations – continued

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2007 increased $49,398 or 2.90% over the same period in 2006. Total noninterest expense was $1,754,381 and 1,704,983 for the six months ended June 30, 2007 and 2006 respectively. Compared to the six-months ended June 30, 2006, salaries and benefits increased $15,047 or 1.59% to $962,811, net occupancy and equipment expense increased $16,856 or 6.02% to $296,824, and other operating expenses increased $17,495 or 3.67% to $494,746.

For the quarter ended June 30, 2007, noninterest expense increased $45,771 or 5.39% over the same period in 2006. Noninterest expense was $895,537 and $849,766 for the quarter ended June 30, 2007 and 2006, respectively. Compared to the quarter ended June 30, 2006, salaries and benefits increased $8,183 or 1.71% to $487,954, net occupancy and equipment expense increased $604 or .43% to $140,086 and other operating expenses increased $36,984 or 16.04% to $267,497.

Income Taxes

The income tax provision for the six months ended June 30, 2007 was $370,000 as compared to $400,600 for the same period in 2006. This decrease was primarily a result of the decrease in income before taxes. The effective tax rates were 30.91% for the six months ended June 30, 2007 and 33.00% for the six months ended June 30, 2006. The effective tax rates were 31.22% and 35.10% for the quarter ended June 30, 2007 and June 30, 2006, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2007 of $826,913 as compared to $813,357 for the same period in 2006. This represents an increase of $13,556 or 1.67% over the same period in 2006. Net income for the quarter ended June 30, 2007 increased $24,909 or 6.12% over the same period in 2006.

Assets and Liabilities

During the first six months of 2006, total assets increased $4,227,845, or 2.67%, when compared to December 31, 2006. The increase in total assets was mainly attributable to federal funds sold, investments securities, and gross loans, which increased $1,234,000, $957,617 and $2,641,809 respectively.

For the six months ended June 30, 2007 total liabilities increased $3,832,824 or 2.68% from December 31, 2006. Deposits increased $4,248,904 or 3.02% and other liabilities decreased $416,080 or 19.19%.

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

Loans

At June 30, 2007 our total loans were $108,482,169 compared to $105,840,360 at December 31, 2006, an increase of $2,641,809 or 2.50%. Balances within the major loans receivable categories as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Real estate – construction	$4,209,324	$3,234,546
Real estate – mortgage	32,286,305	33,437,784
Commercial and industrial	60,534,333	57,752,569
Consumer and other	11,452,207	11,415,461

	$108,482,169	$105,840,360

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis or Plan of Operations – continued

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,
	2007	2006
Nonaccrual loans	$982,589	$570,935
Accruing loans more than 90 days past due	2,152	2,023
Loans identified by the internal review mechanism:
Criticized	$975,958	$1,351,606
Classified	1,703,808	1,357,260

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

At June 30, 2007 real estate or other collateral secured practically all of the loans that were criticized and classified. In the event of foreclosure on these loans, there can be no assurance that in the case of liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2007	2006
Balance, January 1,	$1,856,888	$1,664,948
Provision for loan losses for the period	140,000	150,000
Net loans (charged-off) recovered for the period	(77,548)	(51,041)

Balance, end of period	$1,919,340	$1,763,907

Gross loans outstanding, end of period	$108,482,169	$103,431,595
Allowance for loan losses to loans outstanding	1.77%	1.71%

Deposits

Total deposits increased $4,248,904 or 3.02% from December 31, 2006. Interest-bearing deposits increased $5,772,419 to $126,793,807 at June 30, 2007. Noninterest-bearing deposits decreased $1,523,515 to $18,241,361 at June 30, 2007. Expressed in percentages, interest-bearing deposits increased 4.77%, noninterest-bearing deposits decreased 7.71%.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis or Plan of Operations – continued

Deposits– (continued)

Balances within the major deposit categories are as follows:

	June 30, 2007	December 31, 2006
Noninterest-bearing demand deposits	$18,241,361	$19,764,876
Interest-bearing demand deposits	23,332,679	23,916,250
Savings deposits	16,969,238	16,610,063
Certificates of deposits	86,491,890	80,495,075

	$145,035,168	$140,786,264

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was at 74.61% at June 30, 2007 and 75.04% at December 31, 2006.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At June 30, 2007 the Bank had available an unused short-term line of credit to purchase up to $3,800,000 of federal funds from an unrelated correspondent institution. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of June 30, 2007, the available credit totaled approximately $24,348,000, and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006 – Net Interest Income,” our net interest margin decreased during the current period. If net interest margin continues to decline, net income will likely decline also.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis or Plan of Operations – continued

Capital Resources

Total shareholders’ equity increased from $15,137,435 at December 31, 2006 to $15,532,456 at June 30, 2007. The net increase of $395,021 is attributable to earnings for the period of $826,913 less the payment of a cash dividend of $240,543, the net decrease of $80,648 from the sales and purchases of treasury stock and the net decrease of $110,701 in the fair value of securities available-for-sale, net of income taxes.

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

The following table summarizes the Bank’s risk-based capital at June 30, 2007:

Shareholders’ equity	$15,627,288
Less: intangibles	—

Tier 1 capital	15,627,288
Plus: allowance for loan losses (1)	1,449,050

Total capital	$17,076,338

Net risk-weighted assets	$115,924,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.48%
Total capital (to risk-weighted assets)	14.73%
Tier 1 capital (to quarterly average assets)	9.53%

(1)	limited to 1.25% of gross risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500,000,000 in consolidated assets.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2007, we had issued commitments to extend credit of $8,546,000 and standby letters of credit of $926,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

On April 24, 2007, the Company held its Annual Meeting of Shareholders for the purpose of electing two directors for three-year terms.

The nominees for director received the number of affirmative votes of shareholders required for such nominee’s election in accordance with the Bylaws of the Company with 229,896 shareholders voting for the nominees out of a total 240,563 outstanding shareholders. During there election, there were no abstention votes, no votes against nor any votes withheld.

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

COMMUNITYCORP

Date: August 11, 2007	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: August 11, 2007	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer

COMMUNITYCORP

Index To Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications