Form 10QSB
period 2007-09-30
COMMUNITYCORP
filed 2007-11-13
CIK 1020347

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

240,563 shares of common stock, $5 par value, as of November 12, 2007

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

COMMUNITYCORP

COMMUNITYCORP

PART 1. FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$7,865,279	$6,041,317
Federal funds sold	4,050,000	8,363,000

Total cash and cash equivalents	11,915,279	14,404,317

Time deposits with other banks	—	100,000

Investment securities:
Securities available-for-sale	39,060,017	32,468,498
Securities held-to-maturity (estimated market value of $1,838,661 and $1,596,605 at September 30, 2007 and December 31, 2006, respectively)	1,819,416	1,574,215
Nonmarketable equity securities	347,257	342,857

Total investment securities	41,226,689	34,385,570

Loans receivable	108,754,641	105,840,360
Less allowance for loan losses	(1,919,368)	(1,856,888)

Loans, net	106,835,273	103,983,472

Premises, furniture & equipment, net	3,022,076	3,130,914
Accrued interest receivable	1,327,696	1,216,414
Other assets	765,886	871,299

Total assets	$165,092,899	$158,091,986

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$18,590,233	$19,764,876
Interest-bearing	128,290,252	121,021,388

	146,880,485	140,786,264

Short-term borrowings	270,000	250,000
Accrued interest payable	1,508,542	1,534,531
Other liabilities	253,885	383,756

Total liabilities	148,912,912	142,954,551

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued		—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,723,196	1,720,382
Accumulated other comprehensive loss	(20,515)	(95,015)
Retained earnings	16,680,819	15,632,119
Treasury stock (59,437 shares in 2007 and 58,251 shares in 2006)	(3,703,513)	(3,620,051)

Total shareholders’ equity	16,179,987	15,137,435

Total liabilities and shareholders’ equity	$165,092,899	$158,091,986

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$6,135,722	$5,491,515	$2,105,173	$1,934,962
Securities	1,219,149	980,992	459,696	352,717
Other interest income	389,207	399,549	104,321	163,520

Total	7,744,078	6,872,056	2,669,190	2,451,199

Interest expense:
Deposit accounts	3,530,825	2,773,956	1,220,100	1,054,440
Other interest expense	8,670	10,889	3,007	4,017

	3,539,495	2,784,845	1,223,107	1,058,457

Net interest income	4,204,583	4,087,211	1,446,083	1,392,742

Provision for loan losses	170,000	225,000	30,000	75,000

Net interest income after provision for loan losses	4,034,583	3,862,211	1,416,083	1,317,742

Noninterest income:
Service charges	355,623	403,928	128,577	126,027
Other income	148,243	136,542	42,495	39,972

Total	503,866	540,470	171,072	165,999

Noninterest expenses:
Salaries and benefits	1,456,720	1,423,383	493,909	475,619
Net occupancy expense	198,106	185,357	66,601	74,646
Equipment expense	247,039	255,584	81,720	86,327
Other operating expenses	772,341	715,673	277,595	238,422

Total	2,674,206	2,579,997	919,825	875,014

Income before taxes	1,864,243	1,822,684	667,330	608,727
Income tax provision	575,000	582,600	205,000	182,000

Net income	$1,289,243	$1,240,084	$462,330	$426,727

Earnings per share:
Weighted average common shares outstanding	240,776	242,862	240,543	242,451

Net income per common share	$5.35	$5.11	$1.92	$1.76

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

for the nine months ended September 30, 2007 and 2006

(Unaudited)

	Common Stock		Capital Surplus	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Treasury Stock	Total
Balance, December 31, 2005, As previously reported	300,000	$1,500,000	$1,716,454	$(265,071)	$14,224,597	$(3,532,608)	$13,643,373
Adjustment to reflect the Adoption of SEC Staff Accounting Bulletin No. 108 (Note 3)					(116,000)		(116,000)

Balance, December 31, 2005, as Restated	300,000	$1,500,000	$1,716,454	$(265,071)	$14,108,597	$(3,532,608)	$13,527,373
Cash dividends declared – ($.90 per share)					(219,099)		(219,099)
Net income for the period					1,240,084		1,240,084
Other comprehensive loss, net of taxes of $48,707				92,473			92,473

Comprehensive income							1,332,557

Sale of treasury stock			(2,711)			168,924	171,635
Purchase of treasury stock						(219,714)	(219,714)

Balance, September 30, 2006	300,000	$1,500,000	$1,719,166	$(172,598)	$15,129,582	$(3,583,398)	$14,592,752

Balance, December 31, 2006	300,000	$1,500,000	$1,720,382	$(95,015)	$15,632,119	$(3,620,051)	$15,137,435
Cash dividends declared – ($1.00 per share)					(240,543)		(240,543)
Net income for the period					1,289,243		1,289,243
Other comprehensive income, net of taxes of $ 39,240				74,500			74,500

Comprehensive income							1,363,743

Sale of treasury stock			2,814			28,738	31,552
Purchase of treasury stock						(112,200)	(112,200)

Balance, September 30, 2007	300,000	$1,500,000	$1,723,196	$(20,515)	$16,680,819	$(3,703,513)	$16,179,987

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,289,243	$1,240,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	169,313	180,141
Provision for possible loan losses	170,000	225,000
Amortization less accretion on investments	(44,586)	16,604
Amortization of deferred loan costs	(6,611)	(1,588)
Increase in interest receivable	(111,282)	(133,758)
Increase (decrease) in interest payable	(25,989)	678,006
(Increase) decrease in other assets	66,173	(162,341)
Increase (increase) in other liabilities	(129,871)	99,678

Net cash provided by operating activities	1,376,390	2,141,826

Cash flows from investing activities:
Net increase in loans to customers	(3,015,190)	(8,213,641)
Purchases of securities available-for-sale	(23,599,980)	(5,664,681)
Maturities of securities available-for-sale	17,166,587	4,084,396
Purchases of securities held-to-maturity	(300,000)	—
Maturities of securities held-to-maturity	55,000	303,168
Increase in nonmarketable equity securities	(4,400)	(3,200)
Decrease in time deposits with other banks	100,000	200,000
Purchases of premises and equipment	(60,475)	(35,291)

Net cash used by investing activities	(9,658,458)	(9,329,249)

Cash flows from financing activities:
Net increase in deposit accounts	6,094,221	20,383,677
Increase in short-term borrowings	20,000	80,000
Dividends paid	(240,543)	(219,099)
Sale of treasury stock	31,552	171,635
Purchase of treasury stock	(112,200)	(219,714)

Net cash provided by financing activities	5,793,030	20,196,499

Net increase (decrease) in cash and cash equivalents	(2,489,038)	13,009,076
Cash and cash equivalents, beginning of period	14,404,317	7,862,462

Cash and cash equivalents, end of period	$11,915,279	$20,871,538

Cash paid during the period for:
Income taxes	$682,280	$623,700
Interest	3,565,484	2,106,839

Supplemental non cash activities
Changes in unrealized gains (losses) on securities available-for-sale	$74,500	$92,473

See notes to condensed consolidated financial statements

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The condensed consolidated financial statements as of September 30, 2007 and for the interim periods ended September 30, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the related notes included in Communitycorp’s 2006 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
For the Nine Months Ended September 30, 2007:
Net unrealized gains on securities available-for-sale	$113,740	$(39,240)	$74,500
Reclassification adjustment for gains (losses) realized in net income	—

Other comprehensive income (loss)	$113,740	$(39,240)	$74,500

For the Nine Months Ended September 30, 2006:
Net unrealized gains on securities available-for-sale	$141,180	$(48,707)	$92,473
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$141,180	$(48,707)	$92,473

For the Three Months Ended September 30, 2007:
Net unrealized gains on securities available-for-sale	$282,749	$(97,548)	$185,201
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$282,749	$(97,548)	$185,201

For the Three Months Ended September 30, 2006:
Net unrealized gains on securities available-for-sale	$217,513	$(75,042)	$142,471
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$217,513	$(75,042)	$142,471

Accumulated other comprehensive income consists solely of net unrealized gains and losses on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – ADOPTION OF SEC STAFF ACCOUNTING BULLETIN NO. 108

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

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2007 compared to December 31, 2006, and the results of operations for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the nine months ended September 30, 2007, was $4,204,583 compared to $4,087,211 for the same period last year, an increase of 2.87%. For the quarter ended September 30, 2007, net interest income was $1,446,083 compared to $1,392,742 for the quarter ended September 30, 2006, an increase of 3.83%. The increase in both periods was primarily attributable to the increase in the balances of earning assets plus the impact of higher yields earned on these balances.

For the nine months ended September 30, 2007, average-earning assets totaled $154,351,532 with an annualized average yield of 6.71% compared to $146,185,702 and 6.29%, respectively, for the same period last year. Average interest-bearing liabilities totaled $128,318,606 with an annualized average cost of 3.69% for the nine months ended September 30, 2007, compared to $122,288,772 and 3.04%, respectively, for the same period last year.

For the quarter ended September 30, 2007, average-earning assets totaled $156,242,686 with an annualized average yield of 6.85% compared to $152,069,504 and 6.47%, respectively, for the same period last year. Average interest-bearing liabilities totaled $130,168,639 with an annualized average cost of 3.73% for the quarter ended September 30, 2007, compared to $127,106,779 and 3.30%, respectively, for the same period last year.

Our annualized yield on earning assets increased 42 and 38 basis points during the nine months and quarter ended September 30, 2007, respectively, from the annualized yield on earnings assets for the same periods last year. Annualized average cost of our interest-bearing liabilities increased 65 and 43 basis points during the nine months and quarter ended September 30, 2007, respectively, from the annualized average cost of our interest-bearing liabilities for the same periods last year.

Our net interest margin and net interest spread was 3.64% and 3.02%, respectively, for the nine months ended September 30, 2007, compared to 3.74% and 3.24%, respectively, for the nine months ended September 30, 2006. For the quarter ended September 30, 2007 our net interest margin and our net interest spread was 3.67% and 3.12%, respectively, compared to 3.63% and 3.16%, respectively, for the quarter ended September 30, 2006. The decrease in the net interest margin for the nine months ended September 30, 2007, and the slight increase in the net interest margin for the quarter ended September 30, 2007, as well as the net decrease in the net interest spread for the nine-months and quarter ended September 30, 2007, is primarily attributable to the volume of fixed rate loans included in our loan portfolio.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations - continued

Net Interest Income – (continued)

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 70.03% and 69.13% of average-earning assets for the nine months ended September 30, 2007 and 2006, respectively, and 69.80%, and 68.59% for the quarter s ended September 30, 2007 and 2006, respectively. Loan interest income for the nine months and three months ended September 30, 2007, totaled $6,135,722 and $2,105,173, respectively, compared to $5,491,515 and $1,934,962, respectively, for the same periods in 2006. The annualized average yield on loans was 7.59% and 7.66% for the nine months and three months ended September 30, 2007, respectively. Average balances of loans increased to $108,096,983 during the nine months ended September 30, 2007, an increase of $7,035,515 over the average of $101,061,468 during the comparable period in 2006. For the quarters ended September 30, 2007, the average balances of loans increased by $4,743,691 over the average balances of loans of $104,311,736 for the quarter ended September 30, 2006. Fixed rates loans comprised approximately 99% of our loan portfolio for all periods presented.

Investment securities averaged $36,435,277 or 23.61% of average-earning assets, for the nine months ended September 30, 2007, compared to $34,158,729, or 23.37% of average earning assets, for the same period in 2006. For the quarter ended September 30, 2007, investment securities averaged $39,344,021 or 25.18% of average-earnings assets compared to $35,134,334 or 23.10% of average earnings-assets for the three months ended September 30, 2006. Interest earned on investment securities amounted to $1,219,149 for the nine months ended September 30, 2007, compared to $980,992 for the same period last year. For the quarter ended September 30, 2007, interest earned on investment securities amounted to $459,696 compared to $352,717 for the same period last year. Investment securities yielded 4.47% and 3.84% for the nine months ended September 30, 2007 and 2006, respectively. For the quarters ended September 30, 2007 and 2006, the yields on investment securities were 4.64% and 3.98%, respectively.

Total interest expense for the nine months ended September 30, 2007 and 2006 was $3,539,495 and $2,784,845, respectively. For the quarters ended September 30, 2007 and 2006, interest expense was $1,223,107 and $1,058,457, respectively. The largest component of interest expense is interest on deposit accounts. Interest expense for deposit accounts was $3,530,825 and $2,773,956, for the nine months ended September 30, 2007 and 2006, respectively. The average balance of interest-bearing deposits increased to $128,053,005 during the nine months ended September 30, 2007, from $121,827,841during the same period last year. During the quarter ended September 30, 2007, the average balances of interest-bearing deposits increased to $129,890,976 from $126,732,106 for the same period last year. The annualized average cost of deposits was 3.69% for the nine months ended September 30, 2007, compared to 3.04% for the same period in 2006. For the quarters ended September 30, 2007 and 2006, the annualized average cost of deposits was 3.73% and 3.30%, respectively.

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

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations - continued

Provision and Allowance for Loan Losses – (continued)

The allowance is maintained at a level that we believe is sufficient to cover losses in the loan portfolio at a specific point in time. Assessing the adequacy of the allowance requires considerable judgment. The adequacy of the allowance is analyzed on a monthly basis using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. This methodology relies upon our judgment. Our judgments are based on our assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current and future economic and business conditions. An allowance model is used that takes into account factors including the composition of the loan portfolio such as risk grade classifications, historical asset quality trends including, but not limited to, previous loss experience ratios, our assessment of current and future economic conditions, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the definition of such classification. The value of underlying collateral is also considered during such analysis. The resulting monthly model and the related conclusions are reviewed and approved by Senior Management. Our analysis of allowance adequacy includes consideration for loan impairment. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if results differ substantially from the assumptions used in making the evaluations

The methodology for assessing the adequacy of the allowance establishes both an allocated and unallocated component of the allowance. The allocated component is based principally on current loan grades and historical loss rates. The unallocated component is the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated allowance. This analysis includes, but is not necessarily limited to, industry concentrations, future market expansions, model imprecision, and the estimated impact of current economic conditions on historical loss rates. On a continual basis, we monitor trends within the portfolio, both quantitative and qualitative, and assess the reasonableness of the unallocated component.

The allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.

The allowance for loan losses was 1.77% and 1.74%% of total loans at September 30, 2007 and 2006, respectively. The allowance for loan losses at September 30, 2007, is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance model methodology. Accordingly, we believe the allowance as of September 30, 2007, is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2007, the provision charged to expense was $170,000 as compared to $225,000 in the same period in 2006. For the three months ended September 30, 2007 and 2006, the provision charged to expense was $30,000 and $75,000, respectively.

Noninterest Income

Noninterest income for the nine months ended September 30, 2007, was $503,866, a decrease of $36,604 or 6.77% from the comparable period in 2006. This decrease is partially attributable to the decrease in service charges on deposit accounts. This decrease in service charges is mainly attributable to the closing of problem accounts and to being more selective in opening new accounts that could potentially be problematic. Income from service charges was $355,623 and $403,928 for the nine months ended September 30, 2007 and 2006, respectively, while other income was $148,243 and $136,542, respectively.

For the quarter ended September 30, 2007, noninterest income increased $5,073 or 3.06% over the same period in 2006. Service charges on deposit accounts increased $2,550 from the quarter ended September 30, 2006, to $128,577 for the quarter ended September 30, 2007. Other income was $42,495 and $39,972 for the quarter ended June 30, 2007 and 2006, respectively.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations - continued

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2007, increased $94,209 or 3.65% over the same period in 2006. Total noninterest expense was $2,674,206 and $2,579,997 for the nine months ended September 30, 2007 and 2006, respectively. Compared to the nine months ended September 30, 2006, salaries and benefits increased $33,337 or 2.34% to $1,456,720; net occupancy and equipment expense increased $4,204 or 0.95% to $445,145; and other operating expenses increased $56,668 or 7.92% to $772,341.

For the quarter ended September 30, 2007, noninterest expense increased $44,811 or 5.12% over the same period in 2006. Noninterest expense was $919,825 and $875,014 for the quarter ended September 30, 2007 and 2006, respectively. Compared to the quarter ended September 30, 2006, salaries and benefits increased $18,290 or 3.85% to $493,909; net occupancy and equipment expense decreased $12,652 or 7.86% to $148,321; and other operating expenses increased $39,173 or 16.43% to $277,595.

Income Taxes

The income tax provision for the nine months ended September 30, 2007, was $575,000 as compared to $582,600 for the same period in 2006. The effective tax rates were 30.84% and 31.96% for the nine months ended September 30, 2007 and September 30, 2006, respectively. For the quarters ended September 30, 2007 and 2006, the income tax provision was $205,000 and $182,000, respectively. The effective tax rates were 30.72% and 29.90% for the quarters ended September 30, 2007 and September 30, 2006, respectively.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2007, of $1,289,243 as compared to $1,240,084 for the same period in 2006. This represents an increase of $49,159 or 3.96% over the same period in 2006. Net income for the quarter ended September 30, 2007, was $462,330 as compared to $426,727 for quarter ended September 30, 2006, which represents an increase $35,603 or 8.34% from the same period in 2006.

Assets and Liabilities

During the first nine months of 2007, total assets increased $7,000,913, or 4.43%, when compared to December 31, 2006. The increase in total assets was mainly attributable to investments securities and gross loans, which increased $6,841,119 and $2,914,281, respectively. These increases were offset by the decrease in federal funds sold, which decreased $4,313,000.

For the nine months ended September 30, 2007 total liabilities increased $5,958,361 or 4.17% from December 31, 2006. Deposits increased $6,094,221 or 4.33%, while all other liabilities decreased $135,860 or 6.27%.

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

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations - continued

Loans

Our loan portfolio during the nine months ended September 30, 2007, increased $2,914,281 or 2.75% during the period. Balances within the major loans receivable categories as of September 30, 2007 and December 31, 2006, are as follows:

	September 30, 2007	December 31, 2006
Real estate – construction	$4,375,408	$3,234,546
Real estate – mortgage	32,485,772	33,437,784
Commercial and industrial	60,963,985	57,823,076
Consumer and other	10,929,476	11,344,954

	$108,754,641	$105,840,360

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,
	2007	2006
Nonaccrual loans	$758,636	$582,716
Accruing loans more than 90 days past due	$3,433	$2,798
Loans identified by the internal review mechanism:
Criticized	$1,459,273	$98,849
Classified	$1,091,095	$2,529,459

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

At September 30, 2007, real estate or other collateral secured practically all of the loans that were criticized and classified. In the event of foreclosure on these loans, there can be no assurance that in the case of liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2007	2006
Balance, January 1,	$1,856,888	$1,664,948
Provision for loan losses for the period	170,000	225,000
Net loans (charged-off) recovered for the period	(107,520)	(25,031)

Balance, end of period	$1,919,368	$1,844,917

Gross loans outstanding, end of period	$108,754,641	$105,765,497
Allowance for loan losses to loans outstanding	1.77%	1.74%

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations - continued

Deposits

Total deposits increased $6,094,221 or 4.33% from December 31, 2006. Interest-bearing deposits increased $7,268,864 to $128,290,252 at September 30, 2007. Noninterest-bearing deposits decreased $1,174,643 to $18,590,223 at September 30, 2007. Expressed in percentages, interest-bearing deposits increased 6.01%, noninterest-bearing deposits decreased 5.94%.

Balances within the major deposit categories are as follows:

	September 30, 2007	December 31, 2006
Noninterest-bearing demand deposits	$18,590,233	$19,764,876
Interest-bearing demand deposits	22,805,173	23,916,250
Savings deposits	16,828,352	16,610,063
Certificates of deposits	88,656,727	80,495,075

	$146,880,485	$140,786,264

There were no brokered deposits at December 31, 2006 or September 30, 2007.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was at 73.91% at September 30, 2007 and 75.04% at December 31, 2006.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At September 30, 2007, the Bank had available an unused short-term line of credit to purchase up to $3,800,000 of federal funds from an unrelated correspondent institution. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of September 30, 2007, the available credit totaled approximately $24,762,000, and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by liens on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations - continued

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006 – Net Interest Income,” our net interest margin has decreased during the current year. If net interest margin continues to decline, net income will likely decline also.

Capital Resources

Total shareholders’ equity increased from $15,137,435 at December 31, 2006 to $16,179,987 at September 30, 2007. The net increase of $1,042,552 is attributable to earnings for the period of $1,289,243 before the payment of $240,543 in cash dividends, the net increase for the period of $74,500 in the fair value of securities available-for-sale, and the net decrease of $80,648 from the sales and purchases of treasury stock.

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

The following table summarizes the Bank’s risk-based capital at September 30, 2007:

Shareholders’ equity	$16,089,619
Less: intangibles	—

Tier 1 capital	16,089,619
Plus: allowance for loan losses (1)	1,449,850
Total capital	$17,539,469

Net risk-weighted assets	$115,988,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.87%
Total capital (to risk-weighted assets)	15.12%
Tier 1 capital (to quarterly average assets)	9.77%

(1)	limited to 1.25% of gross risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500,000,000 in consolidated assets.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations - continued

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2007, we had issued commitments to extend credit of $14,095,000 and standby letters of credit of $903,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Regulatory Matters

We are not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2006, as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

COMMUNITYCORP

Date: November 12, 2007	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: November 12, 2007	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer

COMMUNITYCORP

Index to Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications