Form 10KSB/A
period 2006-12-31
COMMUNITYCORP
filed 2008-01-09
CIK 1020347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 1)

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

Transitional Small Business Disclosure Format. (Check one):    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s 2006 Annual Report to Shareholders—Part II.

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders—Part III.

EXPLANATORY NOTE

This Annual Report on form 10-KSB is being re-filed for the purpose of amending Exhibit 13 “Annual Report of Shareholders”. Exhibit 13 is being amended to add the confirmed signature of the Company’s auditors and the date of their “Report of Independent Registered Public Accounting Firm”.

No other items included in Form 10-KSB, previously filed with the Security and Exchanged Commission on March 30, 2007 is being amended.

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