Form 10-Q
period 2008-03-31
COMMUNITYCORP
filed 2008-05-15
CIK 1020347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

(843) 549-2265

(Issurer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

240,213 shares of common stock, $5.00 par value, as of May 7, 2008

COMMUNITYCORP

COMMUNITYCORP

PART I. – Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$7,109,589	$4,929,768
Federal funds sold	11,598,000	1,991,000

Total cash and cash equivalents	18,707,589	6,920,768

Investment securities:
Available-for-sale	31,655,490	34,585,073
Held-to-maturity (estimated market value of $1,340,314 and $1,836,967 at March 31, 2008 and December 31, 2007, respectively)	1,319,533	1,819,481
Nonmarketable equity securities	508,435	347,257

Total investment securities	33,483,458	36,751,811

Loans receivable	112,590,470	114,597,378
Less allowance for loan losses	(1,986,331)	(1,929,319)

Loans, net	110,604,139	112,668,059
Premises, furniture & equipment, net	2,955,046	2,989,119
Accrued interest receivable	1,162,710	1,297,946
Other assets	736,103	691,984

Total assets	$167,649,045	$161,319,687

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$17,217,525	$16,461,238
Interest-bearing	131,219,256	123,133,074

Total deposits	148,436,781	139,594,312
Short-term borrowings	230,000	3,068,000
Accrued interest payable	1,737,060	1,767,670
Other liabilities	248,773	153,304

Total liabilities	150,652,614	144,583,286

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,725,841	1,723,196
Retained earnings	17,296,083	17,153,490
Accumulated other comprehensive loss	192,365	70,928
Treasury stock (59,587 shares in 2008 and 59,537 shares in 2007)	(3,717,858)	(3,711,213)

Total shareholders’ equity	16,996,431	16,736,401

Total liabilities and shareholders’ equity	$167,649,045	$161,319,687

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans, including fees	$2,147,120	$1,970,398
Securities	400,623	364,280
Other interest income	53,624	121,182

Total	2,601,367	2,455,860

Interest expense:
Deposit accounts	1,194,133	1,121,900
Other interest expense	4,774	2,396

	1,198,907	1,124,296

Net interest income	1,402,460	1,331,564
Provision for loan losses	75,000	75,000

Net interest income after provision for loan losses	1,327,460	1,256,564

Noninterest income:
Service charges	124,544	113,503
Other income	44,372	57,982

Total	168,916	171,485

Noninterest expenses:
Salaries and benefits	496,081	474,857
Net occupancy expense	58,698	65,288
Equipment expense	77,643	91,450
Other operating expenses	291,524	227,249

Total	923,946	858,844

Income before taxes	572,430	569,205
Income tax provision	177,300	174,000

Net income	$395,130	$395,205

Earnings per share:
Weighted average common shares outstanding	240,454	241,214

Net income per common share	$1.64	$1.64

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)

for the three months ended March 31, 2008 and 2007

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2006	300,000	$1,500,000	$1,720,382	$(95,015)	$15,632,119	$(3,620,051)	$15,137,435
Cash dividends paid ($1.00 per share)					(240,543)		(240,543)

Net income for the period					395,205		395,205
Other comprehensive income, net of tax expense of $18,923				35,927			35,927

Comprehensive income							431,132

Sale of treasury stock			2,700			27,492	30,192
Purchase of treasury stock						(112,200)	(112,200)

Balance, March 31, 2007	300,000	$1,500,000	$1,723,082	$(59,088)	$15,786,781	$(3,704,759)	$15,246,016

Balance, December 31, 2007	300,000	$1,500,000	$1,723,196	$70,928	$17,153,490	$(3,711,213)	$16,736,401
Cash dividends paid ($1.05 per share)					(252,537)		(252,537)

Net income for the period					395,130		395,130
Other comprehensive income, net of tax expense of $67,224				121,437			121,437

Comprehensive income							516,567

Sale of treasury stock			2,645			9,355	12,000
Purchase of treasury stock						(16,000)	(16,000)

Balance, March 31, 2008	300,000	$1,500,000	$1,725,841	$192,365	$17,296,083	$(3,717,858)	$16,996,431

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$395,130	$395,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75,000	75,000
Depreciation expense	53,685	45,000
Net premium amortization (accretion) of investment securities	(13,111)	5,023
Net amortization (accretion) of loan fees and costs	3,728	(1,472)
Decrease in accrued interest receivable	135,236	64,086
Increase (decrease) in accrued interest payable	(30,610)	7,275
(Increase) decrease in other assets	(9,969)	232,777
Decrease in other liabilities	(5,905)	(112,087)

Net cash provided by operating activities	603,184	710,807

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	10,935,013	3,469,819
Purchases of securities available-for-sale	(7,803,710)	(4,329,673)
Proceeds from maturities of securities held-to-maturity	500,000	55,000
Purchases of securities held-to-maturity	—	(300,000)
Purchases of nonmarketable equity securities	(161,178)	—
Net (increase) decrease in loans to customers	1,985,192	(2,448,922)
Purchases of premises and equipment	(19,612)	(7,782)

Net cash provided by (used for) investing activities	5,435,705	(3,561,558)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	5,602,892	(1,305,798)
Net increase in time deposits	3,239,577	7,772,938
Net increase (decrease) in short-term borrowings	(2,838,000)	40,000
Cash dividends paid	(252,537)	(240,543)
Purchase of treasury stock	(16,000)	(112,200)
Sale of treasury stock	12,000	30,192

Net cash provided by financing activities	5,747,932	6,184,589

Net increase in cash and cash equivalents	11,786,821	3,333,838
Cash and cash equivalents, beginning of period	6,920,768	14,404,317

Cash and cash equivalents, end of period	$18,707,589	$17,738,155

Cash paid during the period for:
Income taxes	$227,000	$44,964
Interest	$1,229,517	$1,117,021

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2008 and for the interim periods ended March 31, 2008 and 2007 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire calendar year. The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2007 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Expense	Net-of-tax Amount
For the Three Months Ended March 31, 2008:
Unrealized gains on securities available-for-sale	$188,661	$67,224	$121,437
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income—net unrealized gains on securities	$188,661	$67,224	$121,437

For the Three Months Ended March 31, 2007:
Unrealized losses on securities available-for-sale	$54,850	$18,923	$35,927
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income—net unrealized losses on securities	$54,850	$18,923	$35,927

Accumulated other comprehensive income consists of the net unrealized gains and (losses) on securities available for sale, net of the deferred tax effects.

NOTE 3 - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

COMMUNITYCORP

Notes to Consolidated Financial Statements

NOTE 3 - FAIR VALUE MEASUREMENTS - (Continued)

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Available-for-sale investment securities ($31,655,490 at March 31, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes). The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $1,123,244.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2008 compared to December 31, 2007, and the results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. These comments should be read in conjunction with the Company’s condensed financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the quarter ended March 31, 2008, was $1,402,460, compared to $1,331,564 for the same period last year, an increase of $70,896, or 5.32%. The increase was mainly attributable to the increase in the yields on our loans.

For the quarter ended March 31, 2008, average-earning assets totaled $154,045,312 with an annualized average yield of 6.79%. Average earning assets and annualized average yield were $150,600,382 and 6.61%, respectively, for the quarter ended March 31, 2007. For the quarter ended March 31, 2008, average interest-bearing liabilities totaled $127,514,453 with an annualized average cost of 3.78%. Average interest-bearing liabilities and annualized average cost were $125,488,480 and 3.63%, respectively, for the quarter ended March 31, 2007.

Our annualized yield on average earning assets and our annualized average cost of our interest-bearing liabilities increased 18 and 15 basis points respectively during the first quarter of 2008 compared to the first quarter of 2007.

Our net interest margin and net interest spread were 3.66% and 3.01% for the quarter ended March 31, 2008 compared to 3.59% and 2.98%, respectively for the quarter ended March 31, 2007. The increases were primarily attributable to the volume of fixed rate loans included in our loan portfolio.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Net Interest Income - (continued)

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 73.99% and 70.87% of average earning assets for the quarter ended March 31, 2008 and 2007, respectively. Loan interest income was $2,147,120 and $1,970,398 for the quarter ended March 31, 2008 and 2007, respectively. The annualized average yield on loans was 7.58% and 7.49% for the quarter ended March 31, 2008 and 2007, respectively. Average balances of loans increased to $113,970,673 during the quarter ended March 31, 2008, an increase of $7,245,478 over the average of $106,725,195 during the quarter ended March 31, 2007. The increase in our annualized average yield on loans is attributable to the volume of fixed rates loans in our loan portfolio that were made during the past several years when market interest rates were higher than the current prevailing rates. Fixed rate loans averaged approximately 98% and 95% of our loan portfolio during the quarter ending March 31, 2008 and 2007, respectively.

Investment securities averaged $32,808,276 or 21.30% of average earning assets, for the first quarter of 2008 compared to $34,423,943 or 22.86% of average earning assets, for the same period in 2007. Interest earned on investment securities amounted to $400,623 for the quarter ended March 31, 2008, compared to $364,280 for the comparable period last year. Investment securities yielded 4.95% and 4.29% for the quarter ended March 31, 2008 and 2007, respectively.

Total interest expense for the quarter ended March 31, 2008 and 2007 was $1,198,907 and $1,124,296 respectively. The largest component of interest expense is interest on deposit accounts. Interest expense on deposit accounts was $1,194,133 and $1,121,900, for the quarter ended March 31, 2008 and 2007, respectively. The average balance of interest bearing deposits increased to $127,021,804 during the quarter ended March 31, 2008 from $125,270,036 for the quarter ended March 31, 2007. The annualized average cost of deposits was 3.81% for the quarter ended March 31, 2008 compared to 3.63% for the same period in 2007.

For the quarter ended March 31, 2008 and 2007, the total annualized average cost of funds was 3.78% and 3.63%, respectively.

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

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

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

The allowance for loan losses was 1.76% and 1.73% of total loans at March 31, 2008 and 2007, respectively. We believe the allowance for loan losses at March 31, 2008 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance. Accordingly, we believe the allowance as of March 31, 2008 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For both the three months ended March 31, 2008 and 2007, the provision charged to expense was $75,000.

Noninterest Income

Noninterest income decreased $2,569, or 1.50%, to $168,916 for the three months ended March 31, 2008 from the comparable period in 2007. Service charges on deposit accounts increased 9.73% to $124,544 for the three months ended March 31, 2008, while other income decreased $13,610 from March 31, 2007 to $44,372 for the same period in 2008.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2008 was $923,946, or 7.58%, greater than the three months ended March 31, 2007. Salaries and employee benefits increased $21,224, or 4.47%, from $474,857 for the three months ended March 31, 2007 to $496,081 for the comparable period in 2008. This increase is primarily attributable to normal salary increases. For the three months ended March 31, 2008, other operating expense was $64,275, or 28.28%, higher than the three months ended March 31, 2007. Net occupancy and equipment expense decreased from $156,738 for the quarter ended March 31, 2007 to $136,341 for the comparable period in 2008.

Income Taxes

The income tax provision for the three months ended March 31, 2008 was $177,300 compared to $174,000 for the same period in 2007. The increase was primarily a result of the increase in income before taxes. The effective tax rates were 30.97% and 30.57% for the three months ended March 31, 2008 and 2007, respectively.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2008 of $395,130 as compared to $395,205 for the same period in 2007. This represents a decrease of $75, or 0.02%, less than the same period in 2007.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Assets and Liabilities

During the first three months of 2008, total assets increased $6,329,358, or 3.92%, when compared to December 31, 2007. Federal funds sold increased $9,607,000 from December 31, 2007 to $11,598,000 at March 31, 2008. Total investment securities decreased $3,268,353 from December 31, 2007 to $33,483,458 at March 31, 2008. Gross loans decreased $2,006,908, or 1.75%, to $ 112,590,470 at March 31, 2008.

For the three months ended March 31, 2008 total liabilities increased $6,069,328 or 4.20% from December 31, 2007. Deposits increased $8,842,469 or 6.33%, short-term borrowings decreased $2,838,000 or 92.50%.

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

Loans

At March 31, 2008, our total loans were $112,590,470 compared to $114,597,378 at December 31, 2007, a decrease of $2,006,908 or 1.75%. Balances within the major loans receivable categories as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Real estate – construction	$4,892,976	$4,791,125
Real estate – mortgage	32,442,516	32,249,064
Commercial and industrial	64,960,638	65,995,943
Consumer and other	10,294,340	11,561,246

Total gross loans	$112,590,470	$114,597,378

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31,
	2008	2007
Loans: Nonaccrual loans	$1,123,244	$940,284
Accruing loans more than 90 days past due	3,780	2,208
Loans identified by the internal review process:
Criticized	$621,469	$709,879
Classified	1,897,540	2,452,858

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

At March 31, 2008 real estate or other collateral secured practically all of the loans that were criticized and classified. In the event of foreclosure on these loans, there can be no assurance that in liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Risk Elements in the Loan Portfolio - continued

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	Three Months Ended March 31,
	2008	2007
Balance, January 1,	$1,929,319	$1,856,888
Provision for loan losses for the period	75,000	75,000
Net loans charged-off for the period	(17,988)	(63,931)

Balance, end of period	$1,986,331	$1,867,957

Gross loans outstanding, end of period	$112,590,470	$108,226,823
Allowance for loan losses to loans outstanding	1.76%	1.73%

Deposits

Total deposits increased by 6.33%, or $8,842,469, from December 31, 2007 to $148,436,781 at March 31, 2008. Noninterest-bearing deposits increased $756,287 or 4.59% to $17,217,525 at March 31, 2008, while interest-bearing deposits increased $8,086,182, or 6.57% to $131,219,256 at March 31, 2008.

Balances within the major deposit categories as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Noninterest-bearing demand deposits	$17,217,525	$16,461,238
Interest-bearing demand deposits	25,396,157	20,840,913
Savings deposits	14,562,287	14,270,926
Certificates of deposit	91,260,812	88,021,235

	$148,436,781	$139,594,312

Included in our deposits at March 31, 2008, was $3,305,000 of deposits that were obtained through brokers. We did not have any broker’s deposits at December 31, 2007

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was 75.73% at March 31, 2008 and 80.33% at December 31, 2007.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Liquidity - continued

At March 31, 2008 the Bank had available an unused short-term line of credit to purchase up to $4,300,000 of federal funds from unrelated correspondent institutions. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of March 31, 2008, the available credit totaled approximately $25,146,000 and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket lien on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007 – Net Interest Income,” our net interest margin increased during the current period. If net interest margin were to decline, net income will likely decline also.

Capital Resources

Total shareholders’ equity increased $260,030 from $16,736,401 at December 31, 2007 to $16,996,431 at March 31, 2008. The net increase is attributable to earnings for the period of $395,130 plus the net increase for the period of $121,437 in the fair value of securities available-for-sale. Theses increases were reduced by the payment of $252,537 in cash dividends and the net decrease of $4,000 from the sales and purchases of treasury stock.

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

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Capital Resources - continued

The following table summarizes the Bank’s risk-based capital at March 31, 2008:

Shareholders’ equity	$16,642,357
Less: intangibles	—

Tier 1 capital	16,642,357
Plus: allowance for loan losses (1)	1,550,163

Total capital	$18,192,520

Risk-weighted assets	$124,013,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.42%
Total capital (to risk-weighted assets)	14.67%
Tier 1 capital (to total average assets)	10.27%

(1)	limited to 1.25% of risk-weighted assets

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2008, we had issued commitments to extend credit of $6,058,000 and standby letters of credit of $1,160,000 through various types of commercial lending arrangements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2007 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable since we are a smaller reporting company.

Item 4.	Controls and Procedures.

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

COMMUNITYCORP

Part II – Other Information

Item 1	Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3	Default Upon Senior Securities

Not applicable

Item 4	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5	Other Information

Not applicable

Item 6	Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

COMMUNITYCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

Date: May 12, 2008	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: May 12, 2008	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer