Form 10-Q
period 2008-06-30
COMMUNITYCORP
filed 2008-08-14
CIK 1020347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

240,106 shares of common stock, $5.00 par value, as of July 17, 2008

COMMUNITYCORP

COMMUNITYCORP

PART I. – Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,388,355	$4,929,768
Federal funds sold	13,191,000	1,991,000

Total cash and cash equivalents	17,579,355	6,920,768

Time deposits with other banks	200,000	—
Investment securities:
Available-for-sale	34,659,978	34,585,073
Held-to-maturity (estimated market value of $1,333,254 and $1,340,314 at June 30, 2008 and December 31, 2007, respectively)	1,319,556	1,819,481
Nonmarketable equity securities	508,435	347,257

Total investment securities	36,487,969	36,751,811

Loans receivable	109,889,326	114,597,378
Less allowance for loan losses	(1,958,463)	(1,929,319)

Loans, net	107,930,863	112,668,059
Premises, furniture & equipment, net	2,997,051	2,989,119
Accrued interest receivable	1,168,369	1,297,946
Other assets	935,150	691,984

Total assets	$167,298,757	$161,319,687

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$16,099,928	$16,461,238
Interest-bearing	132,726,613	123,133,074

	148,826,541	139,594,312
Short-term borrowings	100,000	3,068,000
Accrued interest payable	1,207,378	1,767,670
Other liabilities	152,035	153,304

Total liabilities	150,285,954	144,583,286

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,725,841	1,723,196
Accumulated other comprehensive income (loss)	(174,714)	70,928
Retained earnings	17,699,534	17,153,490
Treasury stock (59,837 shares in 2008 and 59,537 shares in 2007)	(3,737,858)	(3,711,213)

Total shareholders’ equity	17,012,803	16,736,401

Total liabilities and shareholders’ equity	$167,298,757	$161,319,687

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$4,186,819	$4,030,549	$2,039,699	$2,060,151
Securities	766,209	759,453	365,586	395,173
Other interest income	126,841	284,886	73,217	163,704

Total	5,079,869	5,074,888	2,478,502	2,619,028

Interest expense:
Deposit accounts	2,295,690	2,310,725	1,100,516	1,188,825
Other interest expense	4,232	5,663	499	3,267

Total	2,299,922	2,316,388	1,101,015	1,192,092

Net interest income	2,779,947	2,758,500	1,377,487	1,426,936
Provision for loan losses	100,000	140,000	25,000	65,000

Net interest income after provision for loan losses	2,679,947	2,618,500	1,352,487	1,361,936

Noninterest income:
Service charges	274,124	227,046	149,580	113,543
Other income	82,609	105,748	38,237	47,766

Total	356,733	332,794	187,817	161,309

Noninterest expenses:
Salaries and benefits	1,008,809	962,811	512,728	487,954
Net occupancy and equipment expense	286,213	296,824	149,872	140,086
Other operating expenses	583,559	494,746	292,035	267,497

Total	1,878,581	1,754,381	954,635	895,537

Income before taxes	1,158,099	1,196,913	585,669	627,708
Income tax provision	359,518	370,000	182,218	196,000

Net income	$798,581	$826,913	$403,451	$431,708

Earnings per share:
Weighted average common shares outstanding	240,339	240,884	240,224	240,557

Net income per common share	$3.32	$3.43	$1.68	$1.79

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)

for the six months ended June 30, 2008 and 2007

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2006	300,000	$1,500,000	$1,720,382	$(95,015)	$15,632,119	$(3,620,051)	$15,137,435
Cash dividends declared ($1.00 per share)					(240,543)		(240,543)
Net income for the period					826,913		826,913
Other comprehensive loss, net of tax benefit of $58,308				(110,701)			(110,701)

Comprehensive income							716,212

Sale of treasury stock			2,814			28,738	31,552
Purchase of treasury stock						(112,200)	(112,200)

Balance, June 30, 2007	300,000	$1,500,000	$1,723,196	$(205,716)	$16,218,489	$(3,703,513)	$15,532,456

Balance, December 31, 2007	300,000	$1,500,000	$1,723,196	$70,928	$17,153,490	$(3,711,213)	$16,736,401
Cash dividends declared ($1.05 per share)					(252,537)		(252,537)
Net income for the period					798,581		798,581
Other comprehensive loss, net of tax benefit of $126,175				(245,642)			(245,642)

Comprehensive income							552,939

Sale of treasury stock			2,645			9,355	12,000
Purchase of treasury stock						(36,000)	(36,000)

Balance, June 30, 2008	300,000	$1,500,000	$1,725,841	$(174,714)	$17,699,534	$(3,737,858)	$17,012,803

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$798,581	$826,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,362	80,250
Provision for possible loan losses	100,000	140,000
Net amortization (accretion) on investments	(2,900)	8,826
Net amortization of deferred loan costs	13,752	639
(Increase) decrease in interest receivable	129,577	(159,937)
Decrease in interest payable	(560,292)	(309,151)
(Increase) decrease in other assets	(116,991)	90,099
(Increase) decrease in other liabilities	(1,269)	(226,929)

Net cash provided by operating activities	469,820	450,710

Cash flows from investing activities:
Net (increase) decrease in loans to customers	4,623,444	(2,719,996)
Purchases of securities available-for-sale	(16,033,605)	(12,544,254)
Maturities of securities available-for-sale	15,589,708	11,658,202
Purchases of securities held-to-maturity	—	(300,000)
Proceeds from maturities of securities held-to-maturity	500,000	55,000
Purchase of time deposits with other banks	(200,000)	—
Purchase of nonmarketable equity securities	(161,178)	(4,400)
Purchases of premises and equipment	(117,294)	(9,392)

Net cash provided (used) by investing activities	4,201,075	(3,864,840)

Cash flows from financing activities:
Net increase in deposit accounts	9,232,229	4,248,904
Increase (decrease) in short-term borrowings	(2,968,000)	120,000
Dividends paid	(252,537)	(240,543)
Sale of treasury stock	12,000	31,552
Purchase of treasury stock	(36,000)	(112,200)

Net cash provided by financing activities	5,987,692	4,047,713

Net increase in cash and cash equivalents	10,658,587	633,583
Cash and cash equivalents, beginning of period	6,920,768	14,404,317

Cash and cash equivalents, end of period	$17,579,355	$15,037,900

Cash paid during the period for:
Income taxes	$427,000	$237,964
Interest	$2,860,214	$2,625,539
Supplemental noncash activities
Changes in unrealized gains (losses) on securities available-for-sale	$(245,642)	$(110,701)

See notes to condensed consolidated financial statements

COMMUNITYCORP

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2008 and for the interim periods ended June 30, 2008 and 2007 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results, which may be expected for the entire calendar year. The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2007 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
For the Six Months Ended June 30, 2008:
Unrealized losses on securities available-for-sale	$(371,817)	$126,175	$(245,642)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(371,817)	$126,175	$(245,642)

For the Six Months Ended June 30, 2007:
Unrealized losses on securities available-for-sale	$(169,009)	$58,308	$(110,701)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(169,009)	$58,308	$(110,701)

For the Three Months Ended June 30, 2008:
Unrealized losses on securities available-for-sale	$(560,478)	$193,399	$(367,079)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(560,478)	$193,399	$(367,079)

For the Three Months Ended June 30, 2007:
Unrealized losses on securities available-for-sale	$(223,859)	$77,231	$(146,628)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(223,859)	$77,231	$(146,628)

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

NOTE 3 - FAIR VALUE MEASUREMENTS – (Continued)

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

Available-for-sale investment securities ($34,659,978 at June 30, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes). The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans, which are deemed to be impaired, are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $1,042,854.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2008 compared to December 31, 2007, and the results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the six months ended June 30, 2008, was $2,779,947, compared to $2,758,500 for the same period last year, an increase of 0.78%. For the quarter ended June 30, 2008, net interest income was $1,377,487, compared to $1,426,936 for the quarter ended June 30, 2007 a decrease of 3.47%. The change in both periods was significantly impacted by the decline in the interest rate market.

For the six months ended June 30, 2008, average-earning assets totaled $156,800,587 with an annualized average yield of 6.50%, compared to $153,390,282 and 6.67%, respectively, for the same period last year. Average interest-bearing liabilities totaled $129,998,337 with an annualized average cost of 3.55% for the six months ended June 30, 2008, compared to $127,378,257 and 3.67%, respectively, for the same period last year. For the quarter ended June 30, 2008, average-earning assets totaled $159,555,855 with an annualized average yield of 6.23%, compared to $156,145,542 and 6.73%, respectively, for the same period last year. Average interest-bearing liabilities totaled $132,482,221 with an annualized average cost of 3.33% for the three months ended June 30, 2008, compared to $129,246,808 and 3.70%, respectively, for the same period last year.

Our annualized yield on earning assets decreased 17 and 50 basis points during the six months and quarter ended June 30, 2008, respectively, from the annualized yield on earnings assets for the same periods last year. Annualized average cost of our interest-bearing liabilities decreased 12 and 37 basis points during the six months and quarter ended June 30, 2008, respectively, from the annualized average cost of our interest-bearing liabilities for the same periods last year.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Net Interest Income – (continued)

Our net interest margin and net interest spread was 3.56% and 2.95%, respectively for the six months ended June 30, 2008, compared to 3.63% and 3.00%, respectively for the six months ended June 30, 2007. For the quarter ended June 30, 2008 our net interest margin and our net interest spread was 3.46% and 2.90%, respectively compared to 3.67% and 3.03%, respectively, for the quarter ended June 30, 2007. The decrease in the net interest margin and net interest spread for the six and three months ended June 30, 2008, is primarily attributable to the decline in the interest rate market.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 71.51% and 70.15% of average earning assets for the six months ended June 30, 2008 and 2007, respectively, and 69.12%, and 69.48% for the quarter ended June 30, 2008 and 2007, respectively. Loan interest income for the six months ended June 30, 2008 totaled $4,186,819 compared to $4,030,549 for the same period in 2007. The annualized average yield on loans was 7.49% and 7.55% for the six months ended June 30, 2008 and 2007, respectively. Loan interest income for the quarter ended June 30, 2008 totaled $2,039,699, compared to $2,060,151 for the same period in 2007. For the quarter ended June 30, 2008 and 2007 the annualized average yield on loans was 7.42% and 7.62%, respectively. Average balances of loans increased to $112,125,437 during the six months ended June 30, 2008, an increase of $4,515,619 over the average of $107,609,818 during the comparable period in 2007. For the quarter ended June 30, 2008, the average balances of loans increased by $1,795,481 over the average balances of loans of $108,484,719 for the quarter ended June 30, 2007. The decline in the yield on loans for both periods was attributable to the decline in the interest rate market. The effect of the decline in the interest market was minimized by the significant volume of our fixed rate loans included in our loan portfolio. Fixed rate loans averaged approximately 98% of our loan portfolio for all periods presented.

Investment securities averaged $33,941,342, or 21.65% of average earning assets, for the six months ended June 30, 2008, compared to $34,956,800 or 22.79% of average earning assets, for the same period in 2007. For the quarter ended June 30, 2008, investment securities averaged $35,074,403, or 21.98%, of average earning assets compared to $35,479,821, or 22.72% of average earnings assets, for the same period in 2007. Interest earned on investment securities amounted to $766,209 for the six months ended June 30, 2008, compared to $759,453 for the same period last year. For the quarter ended June 30, 2008, interest earned on investment securities amounted to $365,586 compared to $395,173 for the same period last year. Investment securities yielded 4.53% and 4.38% for the six months ended June 30, 2008 and 2007, respectively. For the quarter ended June 30, 2008 and 2007 the yields on investment securities was 4.18% and 4.47%, respectively.

Total interest expense for the six months ended June 30, 2008 and 2007 was $2,299,922 and $2,316,388, respectively. For the quarter ended June 30, 2008 and 2007, interest expense was $1,101,015 and $1,192,092, respectively. The largest component of interest expense is interest on deposit accounts. Interest expense for deposit accounts was $2,295,690 and $2,310,725, for the six months ended June 30, 2008 and 2007, respectively. The average balance of interest bearing deposits increased to $129,673,517 during the six months ended June 30, 2008 from $127,118,787 during the same period last year. During the quarter ended June 30, 2008, the average balances of interest bearing deposits increased to $132,325,231 from $128,946,765 for the same period last year. The annualized average cost of deposits was 3.55% for the six months ended June 30, 2008, compared to 3.67% for the same period in 2007. For the quarter ended June 30, 2008 and 2007, the annualized average cost of deposits was 3.34% and 3.70%, respectively.

For the six months ended June 30, 2008 and 2007, the total annualized average cost of funds was 3.55% and 3.67%, respectively. The overall cost of funds was 3.33% and 3.70% for the quarter ended June 30, 2008, and 2007, respectively.

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

The allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination

The allowance for loan losses was 1.78% and 1.77% of total loans at June 30, 2008 and 2007 respectively. The allowance for loan losses at June 30, 2008 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance. Accordingly, we believe the allowance as of June 30, 2008 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2008, the provision charged to expense was $100,000 as compared to $140,000 for the same period in 2007. For the three months ended June 30, 2008 and 2007, the provision charged to expense was $25,000 and $65,000 respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2008 was $356,733, an increase of $23,939 or 7.19% from the comparable period in 2007. This increase is primarily attributable to the increase in service charges on deposit accounts, which increased as a result of increasing the charge for non-sufficient checks. Income from service charges was $274,124 and $227,046 for the six months ended June 30, 2008 and 2007, respectively. Other income was $82,609 and $105,748, respectively. The decline in other income is attributable to the decline in rates paid for certain types of miscellaneous income.

For the quarter ended June 30, 2008, noninterest income increased $26,508 or 16.43% over the same period in 2007. Service charges on deposit accounts increased $36,037 from the quarter ended June 30, 2007 to $149,580 for the quarter ended June 30, 2008. Other income was $38,237 and $47,766 for the quarter ended June 30, 2008 and 2007 respectively. The explanations for the changes in noninterest income for the six months ended June 30, 2008, apply to the similar changes for the quarter ended June 30, 2008.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2008 increased $124,200 or 7.08% over the same period in 2007. Total noninterest expense was $1,878,581 and 1,754,381 for the six months ended June 30, 2008 and 2007 respectively. Compared to the six-months ended June 30, 2007, salaries and benefits increased $45,998 or 4.78% to $1,008,809. This increase is primarily attributable to normal salary increases. Net occupancy and equipment expense decreased $10,611 or 3.57 % to $286,213, and other operating expenses increased $88,813 or 17.95% to $583,559.

For the quarter ended June 30, 2008, noninterest expense increased $59,098 or 6.60% over the same period in 2007. Noninterest expense was $954,635 and $895,537 for the quarter ended June 30, 2008 and 2007, respectively. Compared to the quarter ended June 30, 2007, salaries and benefits increased $24,774 or 5.08% to $512,728, net occupancy and equipment expense increased $9,786 or 6.99% to $149,872 and other operating expenses increased $24,538 or 9.17% to $292,035.

Income Taxes

The income tax provision for the six months ended June 30, 2008 and 2007 was $359,518 and $370,000, respectively. For the quarter ended June 30, 2008 and 2007, the income tax provision was $182,218 and $196,000, respectively. This decrease in both periods was primarily a result of the decrease in income before taxes. The effective tax rates were 31.04% for the six months ended June 30, 2008 and 30.91% for the six months ended June 30, 2007. The effective tax rates were 31.11% and 31.22% for the quarter ended June 30, 2008 and June 30, 2007, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2008 of $798,581 as compared to $826,913 for the same period in 2007. This represents a decrease of $28,332 or 3.43% from the same period in 2007. Net income for the quarter ended June 30, 2008 decreased $28,257 or 6.55% from the same period in 2007.

Assets and Liabilities

During the first six months of 2008, total assets increased $5,979,070, or 3.71%, when compared to December 31, 2007. The increase in total assets was mainly attributable to federal funds sold, which increased $11,200,000. This increase was reduced by the $4,708,052 decline in loans and the $263,842 decline in investments securities.

For the six months ended June 30, 2008 total liabilities increased $5,702,668 or 3.94% from December 31, 2007. Deposits increased $9,232,229 or 6.61%, while other short-term borrowings decreased $2,968,000 or 96.74%.

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

Loans

At June 30,2008 our total loans were $109,889,326 compared to $114,597,378 at December 31, 2007, a decrease of $4,708,052 or 4.11%. Balances within the major loans receivable categories as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Real estate – construction	$5,642,602	$4,791,125
Real estate – mortgage	29,777,243	32,249,064
Commercial and industrial	64,834,627	65,995,943
Consumer and other	9,634,854	11,561,246

	$109,889,326	$114,597,378

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,
	2008	2007
Nonaccrual loans	$1,042,854	$982,589
Accruing loans more than 90 days past due	2,026	2,152

Loans identified by the internal review mechanism:
Criticized	$660,646	$975,958
Classified	1,955,531	1,703,808

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

At June 30, 2008 real estate or other collateral secured practically all of the loans that were criticized and classified. In the event of foreclosure on these loans, there can be no assurance that in the case of liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results of this internal review process are the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2008	2007
Balance, January 1,	$1,929,319	$1,856,888
Provision for loan losses for the period	100,000	140,000
Net loans (charged-off) recovered for the period	(70,856)	(77,548)

Balance, end of period	$1,958,463	$1,919,340

Gross loans outstanding, end of period	$109,889,326	$108,482,169
Allowance for loan losses to loans outstanding	1.78%	1.77%

Deposits

Total deposits increased $9,232,229 or 6.61% from December 31, 2007. Interest-bearing deposits increased $9,593,539 to $132,726,613 at June 30, 2008. Noninterest-bearing deposits decreased $361,310 to $16,099,928 at June 30, 2008. Expressed in percentages, interest-bearing deposits increased 7.79%, noninterest-bearing deposits decreased 2.19%.

COMMUNITYCORP

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Deposits – (continued)

Balances within the major deposit categories are as follows:

	June 30, 2008	December 31, 2007
Noninterest-bearing demand deposits	$16,099,928	$16,461,238
Interest-bearing demand deposits	21,963,304	20,840,913
Savings deposits	15,235,082	14,270,926
Certificates of deposits	95,528,227	88,021,235

	$148,826,541	$139,594,312

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was at 73.79% at June 30, 2008 and 80.33% at December 31, 2007.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At June 30, 2008, the Bank had available unused short-term lines of credit to purchase up to $4,300,000 of federal funds from unrelated correspondent institutions. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of June 30, 2008, the available credit totaled approximately $25,095,000, and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Six Months and Three Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007 – Net Interest Income,” our net interest margin and net interest spread decreased during both periods. If net interest margin and net interest spread continues to decline, net income will likely decline also.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Capital Resources

Total shareholders’ equity increased from $16,736,401 at December 31, 2007 to $17,012,803 at June 30, 2008. The net increase of $276,402 is attributable to earnings for the period of $798,580 less the payment of a cash dividend of $252,537, the net decrease of $24,000 from the sales and purchases of treasury stock and the net decrease of $245,642 in the fair value of securities available-for-sale, net of income taxes.

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

The following table summarizes the Bank’s risk-based capital at June 30, 2008:

Shareholders’ equity	$17,045,798
Less: intangibles	—

Tier 1 capital	17,045,798
Plus: allowance for loan losses (1)	1,533,100

Total capital	$18,578,898

Net risk-weighted assets	$122,648

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.90%
Total capital (to risk-weighted assets)	15.15%
Tier 1 capital (to quarterly average assets)	10.18%

(1)	limited to 1.25% of gross risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500,000,000 in consolidated assets.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2008, we had issued commitments to extend credit of approximately $8,419,000 and standby letters of credit of approximately $1,178,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

On April 29, 2008, the Company held its Annual Meeting of Shareholders for the purpose of electing three directors for three-year terms.

The nominees for director received the number of affirmative votes of shareholders required for such nominee’s election in accordance with the Bylaws of the Company with approximately 229,000 shareholders voting for the nominees out of an approximately 240,000 outstanding shareholders. During the election, there were no abstention votes, no votes against nor any votes withheld

Item 5	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits – The following exhibits are filed with this report.

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications

(b) Reports on Form 8-K – There were no reports on form 8-K filed during the period.

COMMUNITYCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

Date: August 12, 2008	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: August 12, 2008	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer