Form 10-Q
period 2008-09-30
COMMUNITYCORP
filed 2008-11-12
CIK 1020347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

or

☒	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

238,995 shares of common stock, $5.00 par value, as of September 30, 2008

COMMUNITYCORP

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,245,702	$4,929,768
Federal funds sold	4,775,000	1,991,000

Total cash and cash equivalents	9,020,702	6,920,768

Time deposits with other banks	200,000	—

Investment securities:
Securities available-for-sale	32,406,007	34,585,073
Securities held-to-maturity (estimated market value of $1,327,733 and $1,340,314 at September 30, 2008 and December 31, 2007, respectively)	1,319,579	1,819,481
Nonmarketable equity securities	508,435	347,257

Total investment securities	34,234,021	36,751,811

Loans receivable	113,816,271	114,597,378
Less allowance for loan losses	(1,875,185)	(1,929,319)

Loans, net	111,941,086	112,668,059

Premises, furniture & equipment, net	3,007,152	2,989,119
Accrued interest receivable	1,261,390	1,297,946
Other assets	849,748	691,984

Total assets	$160,514,099	$161,319,687

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$13,945,631	$16,461,238
Interest-bearing	127,573,222	123,133,074

	141,518,853	139,594,312

Short-term borrowings	410,000	3,068,000
Accrued interest payable	961,837	1,767,670
Other liabilities	247,237	153,304

Total liabilities	143,137,927	144,583,286

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued		—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,725,841	1,723,196
Accumulated other comprehensive loss	(187,915)	70,928
Retained earnings	18,169,544	17,153,490
Treasury stock (61,005 shares in 2008 and 59,537 shares in 2007)	(3,831,298)	(3,711,213)

Total shareholders’ equity	17,376,172	16,736,401

Total liabilities and shareholders’ equity	$160,514,099	$161,319,687

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$6,272,236	$6,135,722	$2,085,417	$2,105,173
Securities	1,135,728	1,219,149	369,519	459,696
Other interest income	155,898	389,207	29,057	104,321

Total	7,563,862	7,744,078	2,483,993	2,669,190

Interest expense:
Deposit accounts	3,214,631	3,530,825	919,982	1,220,100
Other interest expense	6,356	8,670	1,083	3,007

	3,220,987	3,539,495	921,065	1,223,107

Net interest income	4,342,875	4,204,583	1,562,928	1,446,083

Provision for loan losses	175,000	170,000	75,000	30,000

Net interest income after provision for loan losses	4,167,875	4,034,583	1,487,928	1,416,083

Noninterest income:
Service charges	407,999	355,623	133,875	128,577
Other income	117,798	148,243	35,189	42,495

Total	525,797	503,866	169,064	171,072

Noninterest expenses:
Salaries and benefits	1,527,778	1,456,720	518,969	493,909
Net occupancy expense	442,780	445,145	156,567	148,321
Other operating expenses	870,430	772,341	286,871	277,595

Total	2,840,988	2,674,206	962,407	919,825

Income before taxes	1,852,684	1,864,243	694,585	667,330

Income tax provision	584,093	575,000	224,575	205,000

Net income	$1,268,591	$1,289,243	$470,010	$462,330

Earnings per share:
Weighted average common shares outstanding	240,232	240,776	240,022	240,543

Net income per common share	$5.28	$5.35	$1.96	$1.92

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

for the nine months ended September 30, 2008 and 2007

(Unaudited)

	Common Stock		Capital	Accumulated Other Comprehensive	Retained	Treasury	Total
	Shares	Amount	Surplus	Income (Loss)	Earnings	Stock
Balance, December 31, 2006	300,000	$1,500,000	$1,720,382	$(95,015)	$15,632,119	$(3,620,051)	$15,137,435
Cash dividends declared – ($1.00 per share)					(240,543)		(240,543)
Net income for the period					1,289,243		1,289,243
Other comprehensive income, net of tax of expense of $39,240				74,500			74,500

Comprehensive income							1,363,743

Sale of treasury stock			2,814			28,738	31,552
Purchase of treasury stock						(112,200)	(112,200)

Balance, September 30, 2007	300,000	$1,500,000	$1,723,196	$(20,515)	$16,680,819	$(3,703,513)	$16,179,987

Balance, December 31, 2007	300,000	$1,500,000	$1,723,196	$70,928	$17,153,490	$(3,711,213)	$16,736,401
Cash dividends declared – ($1.05 per share)					(252,537)		(252,537)
Net income for the period					1,268,591		1,268,591
Other comprehensive loss, net of tax benefit of $133,128				(258,843)			(258,843)

Comprehensive income							1,009,748

Sale of treasury stock			2,645			9,355	12,000
Purchase of treasury stock						(129,440)	(129,440)

Balance, September 30, 2008	300,000	$1,500,000	$1,725,841	$(187,915)	$18,169,544	$(3,831,298)	$17,376,172

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,268,591	$1,289,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	167,843	169,313
Provision for possible loan losses	175,000	170,000
Net amortization (accretion) on investments	14,428	(44,586)
Net amortization of deferred loan costs	18,250	(6,611)
(Increase) decrease in interest receivable	36,556	(111,282)
Decrease in interest payable	(805,833)	(25,989)
(Increase) decrease in other assets	(24,636)	66,173
Increase (decrease) in other liabilities	93,933	(129,871)

Net cash provided by operating activities	944,132	1,376,390

Cash flows from investing activities:
Net (increase) decrease in loans to customers	533,723	(3,015,190)
Purchases of securities available-for-sale	(17,795,105)	(23,599,980)
Maturities of securities available-for-sale	19,567,674	17,166,587
Purchases of securities held-to-maturity		(300,000)
Maturities of securities held-to-maturity	500,000	55,000
Increase in nonmarketable equity securities	(161,178)	(4,400)
(Increase) decrease in time deposits with other banks	(200,000)	100,000
Purchases of premises and equipment	(185,876)	(60,475)

Net cash provided (used) by investing activities	2,259,238	(9,658,458)

Cash flows from financing activities:
Net increase in deposit accounts	1,924,541	6,094,221
Increase (decrease) in short-term borrowings	(2,658,000)	20,000
Dividends paid	(252,537)	(240,543)
Sale of treasury stock	12,000	31,552
Purchase of treasury stock	(129,440)	(112,200)

Net cash provided (used) by financing activities	(1,103,436)	5,793,030

Net increase (decrease) in cash and cash equivalents	2,099,934	(2,489,038)

Cash and cash equivalents, beginning of period	6,920,768	14,404,317

Cash and cash equivalents, end of period	$9,020,702	$11,915,279

Cash paid during the period for:
Income taxes	$560,000	$682,280
Interest	4,026,820	3,565,484

Supplemental non cash activities
Changes in unrealized gains (losses) on securities available-for-sale	$(258,843)	$74,500

See notes to condensed consolidated financial statements

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The condensed consolidated financial statements as of September 30, 2008 and for the interim periods ended September 30, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the related notes included in Communitycorp’s 2007 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount
For the Nine Months Ended September 30, 2008:
Net unrealized losses on securities available-for-sale	$(391,971)	$133,128	$(258,843)
Reclassification adjustment for gains (losses) realized in net income	—

Other comprehensive income (loss)	$(391,971)	$133,128	$(258,843)

For the Nine Months Ended September 30, 2007:
Net unrealized gains on securities available-for-sale	$113,740	$(39,240)	$74,500
Reclassification adjustment for gains (losses) realized in net income	—

Other comprehensive income (loss)	$113,740	$(39,240)	$74,500

For the Three Months Ended September 30, 2008:
Net unrealized losses on securities available-for-sale	$(20,154)	$6,953	$(13,201)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(20,154)	$6,953	$(13,201)

For the Three Months Ended September 30, 2007:
Net unrealized gains on securities available-for-sale	$282,749	$(97,548)	$185,201
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$282,749	$(97,548)	$185,201

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

COMMUNITYCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Available-for-sale investment securities ($32,406,007 at September 30,2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes). The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans, which are deemed to be impaired, are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $1,065,235.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2008 compared to December 31, 2007, and the results of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2008. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the nine months ended September 30, 2008, was $4,342,875 compared to $4,204,583 for the same period last year, an increase of 3.29%. For the quarter ended September 30, 2008, net interest income was $1,562,928 compared to $1,446,083 for the quarter ended September 30, 2007, an increase of 8.08%. The increase in both periods is mainly attributable to the increase in the average volume of our loans and because the average interest rate paid on our interest bearing liabilities declined significantly more than the average annualized yield earned on our earnings assets.

For the nine months ended September 30, 2008, average-earning assets totaled $155,862,037 with an annualized average yield of 6.48% compared to $154,351,532 and 6.71%, respectively, for the same period last year. Average interest-bearing liabilities totaled $129,099,010 with an annualized average cost of 3.33% for the nine months ended September 30, 2008, compared to $128,318,606 and 3.69%, respectively, for the same period last year.

For the quarter ended September 30, 2008, average-earning assets totaled $154,005,379 with an annualized average yield of 6.42% compared to $156,242,686 and 6.85%, respectively, for the same period last year. Average interest-bearing liabilities totaled $127,319,908 with an annualized average cost of 2.88% for the quarter ended September 30, 2008, compared to $130,168,639 and 3.73%, respectively, for the same period last year.

Our annualized yield on earning assets decreased 23 and 43 basis points during the nine months and quarter ended September 30, 2008, respectively, from the annualized yield on earnings assets for the same periods last year. Annualized average cost of our interest-bearing liabilities decreased 36 and 85 basis points during the nine months and quarter ended September 30, 2008, respectively, from the annualized average cost of our interest-bearing liabilities for the same periods last year.

Our net interest margin and net interest spread was 3.72% and 3.15%, respectively, for the nine months ended September 30, 2008, compared to 3.64% and 3.02%, respectively, for the nine months ended September 30, 2007. For the quarter ended September 30, 2008, our net interest margin and our net interest spread was 4.04% and 3.54%, respectively, compared to 3.67% and 3.12%, respectively, for the quarter ended September 30, 2007. The increase in both the net interest margin and the net interest spread for the nine and three months ended September 30, 2008, is primarily attributable to the volume of fixed rate loans included in our loan portfolio.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Net Interest Income – (continued)

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 72.02% and 70.03% of average-earning assets for the nine months ended September 30, 2008 and 2007, respectively, and 73.05%, and 69.80% for the quarter s ended September 30, 2008 and 2007, respectively. Loan interest income for the nine months and three months ended September 30, 2008, totaled $6,272,236 and $2,085,417, respectively, compared to $6,135,722 and $2,105,173, respectively, for the same periods in 2007. The annualized average yield on loans was 7.46% and 7.37% for the nine months and three months ended September 30, 2008, respectively. Average balances of loans increased to $112,251,033 during the nine months ended September 30, 2008, an increase of $4,154,00 over the average of $108,096,983 during the comparable period in 2007. For the quarters ended September 30, 2008, the average balances of loans increased by $3,444,067 over the average balances of loans of $109,055,427 for the quarter ended September 30, 2007. Fixed rates loans comprised approximately 99% of our loan portfolio for all periods presented.

Investment securities averaged $34,632,271, or 22.22% of average-earning assets, for the nine months ended September 30, 2008, compared to $36,435,277, or 23.61% of average earning assets, for the same period in 2007. For the quarter ended September 30, 2008, investment securities averaged $35,999,145, or 23.38% of average-earnings assets compared to $39,344,021 or 25.18% of average earnings-assets for the three months ended September 30, 2007. Interest earned on investment securities amounted to $1,135,728 for the nine months ended September 30, 2008, compared to $1,219,149 for the same period last year. For the quarter ended September 30, 2008, interest earned on investment securities amounted to $369,519 compared to $459,696 for the same period last year. Investment securities yielded 4.38% and 4.47% for the nine months ended September 30, 2008 and 2007, respectively. For the quarters ended September 30, 2008 and 2007, the yields on investment securities were 4.08% and 4.64%, respectively.

Total interest expense for the nine months ended September 30, 2008 and 2007 was $3,220,987 and $3,539,495, respectively. For the quarters ended September 30, 2008 and 2007, interest expense was $921,065 and $1,223,107, respectively. The largest component of interest expense is interest on deposit accounts. Interest expense for deposit accounts was $3,214,631 and $3,530,825, for the nine months ended September 30, 2008 and 2007, respectively. The average balance of interest-bearing deposits increased to $128,755,217 during the nine months ended September 30, 2008, from $128,053,005 during the same period last year. During the quarter ended September 30, 2008, the average balances of interest-bearing deposits increased to $126,938,582 from $129,890,976 for the same period last year. The annualized average cost of deposits was 3.34 % for the nine months ended September 30, 2008, compared to 3.69% for the same period in 2007. For the quarters ended September 30, 2008 and 2007, the annualized average cost of deposits was 2.88% and 3.73%, respectively.

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

The allowance for loan losses was 1.65% and 1.77% of total loans at September 30, 2008 and 2007, respectively. The allowance for loan losses at September 30, 2008, is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance model methodology. Accordingly, we believe the allowance as of September 30, 2008, is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2008, the provision charged to expense was $175,000 as compared to $170,000 in the same period in 2007. For the three months ended September 30, 2008 and 2007, the provision charged to expense was $75,000 and $30,000, respectively.

Noninterest Income

Noninterest income for the nine months ended September 30, 2008, was $525,797, an increase of $21,931, or 4.35% from the comparable period in 2007. This increase is primarily attributable to the increase in service charges on deposit accounts, which increased because of increasing the charge for non-sufficient checks. Income from service charges was $407,999 and $355,623 for the nine months ended September 30, 2008 and 2007, respectively, while other income was $117,798 and $148,243, respectively. The decline in other income is attributable to the decline in rates paid for certain types of miscellaneous income.

For the quarter ended September 30, 2008, noninterest income decreased $2,008, or 1.17% from the same period in 2007. Service charges on deposit accounts increased $5,298 from the quarter ended September 30, 2007 to $133,875 for the quarter ended September 30, 2008. Other income was $35,189 and $42,495 for the quarter ended September 30, 2008 and 2007 respectively. The explanations for the changes in noninterest income for the nine months ended September 30, 2008, apply to the similar changes for the quarter ended September 30, 2007.

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2008, increased $166,782, or 6.24% over the same period in 2007. Total noninterest expense was $2,840,988 and $2,674,206 for the nine months ended September 30, 2008 and 2007, respectively. Compared to the nine months ended September 30, 2007, salaries and benefits increased $71,058, or 4.88% to $1,522,788. This increase is primarily attributable to normal salary increases. Net occupancy and equipment expense decreased $2,365, or 0.53% to $442,780; and other operating expenses increased $98,089, or 12.70% to $870,430.

For the quarter ended September 30, 2008, noninterest expense increased $42,582, or 4.63% over the same period in 2007. Noninterest expense was $962,407 and $919,825 for the quarter ended September 30, 2008 and 2007, respectively. Compared to the quarter ended September 30, 2007, salaries and benefits increased $25,060, or 5.07 % to $518,969; net occupancy and equipment expense increased $8,246, or 5.56% to $156,567; and other operating expenses increased $9,276, or 3.34% to $286,871.

Income Taxes

The income tax provision for the nine months ended September 30, 2008, was $584,093 as compared to $575,000 for the same period in 2007. The effective tax rates were 31.53% and 30.84% for the nine months ended September 30, 2008 and September 30, 2007, respectively. For the quarters ended September 30, 2008 and 2007, the income tax provision was $224,575 and $205,000, respectively. The effective tax rates were 32.33% and 30.72% for the quarters ended September 30, 2008 and September 30, 2007, respectively.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2008, of $1,268,591 as compared to $1,289,243 for the same period in 2007. This represents a decrease of $20,652, or 1.60% from the same period in 2007. Net income for the quarter ended September 30, 2008, was $470,010 as compared to $462,330 for quarter ended September 30, 2007, which represents an increase of $7,680, or 1.66% over the same period in 2007.

Assets and Liabilities

During the first nine months of 2008, total assets decreased $805,588, or 0.50%, when compared to December 31, 2007. The decrease in total assets was mainly attributable to investments securities and gross loans, which decreased $2,517,790 and $781,107, respectively. These decreases were partially offset by the increase in federal funds sold, which increased $2,784,000.

For the nine months ended September 30, 2008, total liabilities decreased $1,445,359, or 1.00% from December 31, 2007. Deposits increased $1,924,541, or 1.38%, while short-term borrowings decreased $2,658,000, or 86.64%.

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

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Loans

Our loan portfolio during the nine months ended September 30, 2008, decreased $781,107, or 0.68% during the period. Balances within the major loans receivable categories as of September 30, 2008 and December 31, 2007, are as follows:

	September 30, 2008	December 31, 2007
Real estate – construction	$4,483,456	$4,791,125
Real estate – mortgage	30,586,837	32,249,064
Commercial and industrial	68,733,021	65,995,943
Consumer and other	10,012,957	11,561,246

	$113,816,271	$114,597,378

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,
	2008	2007
Nonaccrual loans	$1,065,235	$758,636

Accruing loans more than 90 days past due	$17,052	$3,433

Loans identified by the internal review mechanism:
Criticized	$1,965,304	$1,459,273
Classified	$2,261,489	$1,091,095

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

At September 30, 2008, real estate or other collateral secured practically all of the loans that were criticized and classified. In the event of foreclosure on these loans, there can be no assurance that in the case of liquidation the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results of this internal review process is the primary determining factor in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2008	2007
Balance, January 1,	$1,929,319	$1,856,888
Provision for loan losses for the period	175,000	170,000
Net loans (charged-off) recovered for the period	(229,134)	(107,520)

Balance, end of period	$1,875,185	$1,919,368

Gross loans outstanding, end of period	$113,816,271	$108,754,641
Allowance for loan losses to loans outstanding	1.65%	1.77%

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Deposits

Total deposits increased $1,924,541, or 1.38% from December 31, 2007. Interest-bearing deposits increased $4,440,148 to $127,573,222 at September 30, 2008. Noninterest-bearing deposits decreased $2,515,607 to $13,945,631 at September 30, 2008. Expressed in percentages, interest-bearing deposits increased 3.61% and noninterest-bearing deposits decreased 15.28%.

Balances within the major deposit categories are as follows:

	September 30, 2008	December 31, 2007
Noninterest-bearing demand deposits	$13,945,631	$16,461,238
Interest-bearing demand deposits	22,466,797	20,840,913
Savings deposits	15,926,626	14,270,926
Certificates of deposits	89,179,799	88,021,235

	$141,518,853	$139,594,312

There were no brokered deposits at December 31, 2007 or September 30, 2008.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was at 80.19% at September 30, 2008 and 80.33% at December 31, 2007.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At September 30, 2008, the Bank had available unused short-term lines of credit to purchase up to $4,300,000 of federal funds from unrelated correspondent institutions. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15% of the Bank’s assets as of any quarter end. As of September 30, 2008, the available credit totaled approximately $25,076,000, and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007 – Net Interest Income,” our net interest margin has increased during the current year. If net interest margin were to decline, net income will likely decline also.

Capital Resources

Total shareholders’ equity increased from $16,736,401 at December 31, 2007 to $17,376,172 at September 30, 2008. The net increase of $639,771 is attributable to earnings for the period of $1,268,591 less the payment of a cash dividend of $252,537, the net decrease of $117,440 from the sales and purchases of treasury stock and the decrease of $258,843 in the fair value of securities available-for-sale, net of income taxes.

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

The following table summarizes the Bank’s risk-based capital at September 30, 2008:

Shareholders’ equity	$17,516,796
Less: intangibles	—

Tier 1 capital	17,516,796
Plus: allowance for loan losses (1)	1,560.563

Total capital	$19,077,359

Net risk-weighted assets	$124,845,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	14.03%
Total capital (to risk-weighted assets)	15.28%
Tier 1 capital (to quarterly average assets)	10.90%

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

COMMUNITYCORP

Item 2 - Management’s Discussion and Analysis or Plan of Operations – continued

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2008, we had issued commitments to extend credit of $9,330,000 and standby letters of credit of $1,198,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Regulatory Matters

We are not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2007, as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

COMMUNITYCORP

Date: November 12, 2008	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: November 12, 2008	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer