Form 10-Q
period 2009-03-31
COMMUNITYCORP
filed 2009-05-15
CIK 1020347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

234,358 shares of common stock, $5.00 par value, as of April 13, 2009

COMMUNITYCORP

COMMUNITYCORP

PART I. – Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$14,539,285	$3,468,965
Federal funds sold	3,400,000	13,146,000

Total cash and cash equivalents	17,939,285	16,614,965

Time deposits with other banks	1,500,000	1,500,000

Investment securities:
Available-for-sale	23,855,159	27,815,275
Held-to-maturity (estimated market value of $1,226,519 and $1,335,226 at March 31, 2009 and December 31, 2008, respectively)	1,219,647	1,319,596
Nonmarketable equity securities	302,400	508,435

Total investment securities	25,377,206	29,643,306

Loans receivable	116,534,721	113,704,520
Less allowance for loan losses	(2,053,259)	(1,981,637)

Loans, net	114,481,462	111,722,883

Premises, furniture & equipment, net	3,007,637	3,028,604
Accrued interest receivable	1,072,149	1,125,714
Other real estate owned	75,000	75,000
Other assets	685,241	874,815

Total assets	$164,137,980	$164,585,287

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$14,810,128	$15,652,393
Interest-bearing	130,880,892	130,061,592

Total deposits	145,691,020	145,713,985

Accrued interest payable	895,027	953,278
Other liabilities	163,568	224,606

Total liabilities	146,749,615	146,891,869

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,728,328	1,728,328
Retained earnings	18,121,044	18,392,614
Accumulated other comprehensive income	171,738	75,701
Treasury stock (64,742 shares in 2009 and 63,123 shares in 2008)	(4,132,745)	(4,003,225)

Total shareholders’ equity	17,388,365	17,693,418

Total liabilities and shareholders’ equity	$164,137,980	$164,585,287

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans, including fees	$1,986,170	$2,147,120
Securities	272,672	400,623
Other interest income	16,380	53,624

Total	2,275,222	2,601,367

Interest expense:
Deposit accounts	922,528	1,194,133
Other interest expense	7	4,774

	922,535	1,198,907

Net interest income	1,352,687	1,402,460

Provision for loan losses	90,000	75,000

Net interest income after provision for loan losses	1,262,687	1,327,460

Noninterest income:
Service charges	129,002	124,544
Other income	42,957	44,372

Total	171,959	168,916

Noninterest expenses:
Salaries and benefits	510,491	496,081
Net occupancy expense	66,496	58,698
Equipment expense	89,838	77,643
Other operating expenses	725,702	291,524

Total	1,392,527	923,946

Income before taxes	42,119	572,430

Income tax provision	61,000	177,300

Net income (loss)	$(18,881)	$395,130

Earnings per share:

Weighted average common shares outstanding	236,175	240,454

Net income (loss) per common share	$(.08)	$1.64

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)

for the three months ended March 31, 2009 and 2008

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

	Shares	Amount
Balance, December 31, 2007	300,000	$1,500,000	$1,723,196	$70,928	$17,153,490	$(3,711,213)	$16,736,401

Cash dividends paid ($1.05 per share)					(252,537)		(252,537)

Net income for the period					395,130		395,130

Other comprehensive income, net of tax expense of $67,224				121,437			121,437

Comprehensive income							516,567

Sale of treasury stock			2,645			9,355	12,000

Purchase of treasury stock						(16,000)	(16,000)

Balance, March 31, 2008	300,000	$1,500,000	$1,725,841	$192,365	$17,296,083	$(3,717,858)	$16,996,431

Balance, December 31, 2008	300,000	$1,500,000	$1,728,328	$75,701	$18,392,614	$(4,003,225)	$17,693,418

Cash dividends paid ($1.07 per share)					(252,689)		(252,689)

Net income (loss) for the period					(18,881)		(18,881)

Other comprehensive income, net of tax expense of $50,584				96,037			96,037

Comprehensive income							77,156

Purchase of treasury stock						(129,520)	(129,520)

Balance, March 31, 2009	300,000	$1,500,000	$1,728,328	$171,738	$18,121,044	$(4,132,745)	$17,388,365

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(18,881)	$395,130
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	90,000	75,000
Depreciation expense	67,219	53,685
Net premium amortization (accretion) of investment securities	16,407	(13,111)
Net amortization (accretion) of loan fees and costs	(5,506)	3,728
Write down of securities available for sale	250,000	—
Write down of nonmarketable equity securities	211,935	—
Decrease in accrued interest receivable	53,565	135,236
Decrease in accrued interest payable	(58,251)	(30,610)
(Increase) decrease in other assets	189,574	(9,969)
Decrease in other liabilities	(111,622)	(5,905)

Net cash provided by operating activities	684,440	603,184

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	8,463,771	10,935,013
Purchases of securities available-for-sale	(4,624,492)	(7,803,710)
Proceeds from maturities of securities held-to-maturity	101,000	500,000
Purchases of nonmarketable equity securities	(5,900)	(161,178)
Net (increase) decrease in loans to customers	(2,843,073)	1,985,192
Purchases of premises and equipment	(46,252)	(19,612)

Net cash provided by investing activities	1,045,054	5,435,705

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	1,488,981	5,602,892
Net increase (decrease) in time deposits	(1,511,946)	3,239,577
Net decrease in short-term borrowings	—	(2,838,000)
Cash dividends paid	(252,689)	(252,537)
Purchase of treasury stock	(129,520)	(16,000)
Sale of treasury stock	—	12,000

Net cash provided (used) by financing activities	(405,174)	5,747,932

Net increase in cash and cash equivalents	1,324,320	11,786,821

Cash and cash equivalents, beginning of period	16,614,965	6,920,768

Cash and cash equivalents, end of period	$17,939,285	$18,707,589

Cash paid during the period for:

Income taxes	$87,700	$227,000
Interest	$980,786	$1,229,517

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2009 and for the interim periods ended March 31, 2009 and 2008 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire calendar year. The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2008 Annual Report.

NOTE 2 – COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Expense (Benefit)	Net-of-tax Amount
For the Three Months Ended March 31, 2009:
Unrealized gains on securities available-for-sale	$396,621	$136,834	$259,787
Reclassification adjustment for gains (losses) realized in net income	(250,000)	(86,250)	(163,750)

Other comprehensive income—net unrealized gains on securities	$146,621	$50,584	$96,037

For the Three Months Ended March 31, 2008:
Unrealized losses on securities available-for-sale	$188,661	$67,224	$121,437
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income—net unrealized losses on securities	$188,661	$67,224	$121,437

Accumulated other comprehensive income consists of the net unrealized gains and (losses) on securities available for sale, net of the deferred tax effects.

NOTE 3 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements

NOTE 3 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE—(Continued)

Level 1	Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2	Valuation is based upon quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities Available for Sale—Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans—The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, The Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, The Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned—Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements

NOTE 3 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The table below presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2009, and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
March 31, 2009
Available for sale securities	$23,855,159	$—	$23,855,159	$—

December 31, 2008

Available for sale securities	$27,815,275	$—	$27,815,275	$—

There were no liabilities carried at fair value at March 31, 2009 or December 31, 2008.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. as of March 31, 2009, and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
March 31, 2009
Loans	$1,303,645	$—	$—	$1,303,645
Other real estate owned	75,000			75,000

Total assets at fair value	$1,378,645	$—	$—	$1,378,645

December 31, 2008
Loans	$696,243	$—	$—	$696,243
Other real estate owned	75,000			75,000

Total assets at fair value	$771,243	$—	$—	$771,243

There were no liabilities carried at fair value at March 31, 2009 or December 31, 2008.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2009 compared to December 31, 2008, and the results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. These comments should be read in conjunction with the Company’s condensed financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the quarter ended March 31, 2009, was $1,352,687, compared to $1,402,460 for the same period last year, a decrease of $49,773, or 3.55%. The decrease was mainly attributable to the decrease in the average volume of our earnings assets, which decreased 3.42%, while our interest-bearing liabilities increased 0.58%.

For the quarter ended March 31, 2009, average-earning assets totaled $148,775,931 with an annualized average yield of 6.20%. Average earning assets and annualized average yield were $154,045,312 and 6.79%, respectively, for the quarter ended March 31, 2008. For the quarter ended March 31, 2009, average interest-bearing liabilities totaled $128,251,115 with an annualized average cost of 2.92%. Average interest-bearing liabilities and annualized average cost were $127,514,453 and 3.78%, respectively, for the quarter ended March 31, 2008.

Our annualized yield on average earning assets and our annualized average cost of our interest-bearing liabilities decreased 59 and 86 basis points respectively during the first quarter of 2009 compared to the first quarter of 2008.

Our net interest margin and net interest spread were 3.69% and 3.28% for the quarter ended March 31, 2009 compared to 3.66% and 3.01%, respectively for the quarter ended March 31, 2008. The increases were primarily attributable to the increase in the average volume of our loans, which generally are our highest yielding assets. For the quarter ended March 31, 2008 and 2007, the average volume of our loans was 77.37% and 73.99% of our total average earnings assets, respectively.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

Net Interest Income—(continued)

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 77.37% and 73.99% of average earning assets for the quarter ended March 31, 2009 and 2008, respectively. Loan interest income was $1,986,170 and $2,147,120 for quarter ended March 31, 2009 and 2008, respectively. The annualized average yield on loans was 7.00% and 7.58% for the quarter ended March 31, 2009 and 2008, respectively. Average balances of loans increased to $115,112,686 during the quarter ended March 31, 2009, an increase of $1,142,013 over the average of $113,970,673 during the quarter ended March 31, 2008. The decrease in our annualized average yield on loans is attributable to the decline in the prime interest rate. At March 31, 2008, the prime rate was 5.25% and gradually declined to 3.25% as of March 31, 2009.

Investment securities averaged $27,853,945 or 18.72% of average earning assets, for first quarter of 2009 compared to $32,808,276 or 21.30% of average earning assets, for the same period in 2008. Interest earned on investment securities amounted to $272,672 for the quarter ended March 31, 2009, compared to $400,623 for the comparable period last year. Investment securities yielded 3.97% and 4.95% for the quarter ended March 31, 2009 and 2008, respectively.

Total interest expense for the quarter ended March 31, 2009 and 2008 was $922,535 and $1,198,907 respectively. The largest component of interest expense is interest on deposit accounts. Interest expense on deposit accounts was $922,528 and $1,194,133, for the quarter ended March 31, 2009 and 2008, respectively. The average balance of interest bearing deposits increased to $128,247,215 during the quarter ended March 31, 2009 from $127,021,804 for the quarter ended March 31, 2008. The annualized average cost of deposits was 2.92% for the quarter ended March 31, 2009 compared to 3.81% for the same period in 2008.

For the quarter ended March 31, 2009 and 2008, the total annualized average cost of funds was 2.92% and 3.78%, respectively.

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

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

Provision and Allowance for Loan Losses—(continued)

The methodology for assessing the adequacy of the allowance establishes both an allocated and unallocated component of the allowance. The allocated component is based principally on current loan grades and historical loss rates. The unallocated component is the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated allowance. This analysis includes, but is not necessarily limited to, industry concentrations, model imprecision, and the estimated impact of current economic conditions on historical loss rates. On a continual basis, we monitor trends within the portfolio, both quantitative and qualitative, and assess the reasonableness of the unallocated component.

The allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination

The allowance for loan losses was 1.76% of total loans at March 31, 2009 and 2008. We believe the allowance for loan losses at March 31, 2009 is reflective of the results of our allowance model methodology and accordingly, we believe the allowance as of March 31, 2009 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For both the three months ended March 31, 2009 and 2008, the provision charged to expense was and $90,000 and $75,000, respectively.

Noninterest Income

Noninterest income increased $3,043 or 1.80%, to $171,959 for the three months ended March 31, 2009 from the comparable period in 2008. Service charges on deposit accounts increased 3.58% to $129,002 for the three months ended March 31, 2009, while other income decreased $1,415 from March 31, 2008 to $42,957 for the same period in 2009.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2009 and 2008 was $1,392,527 and $923,946, respectively. This represented an increase in noninterest expense of $468,581, or 50.72%. This increase is mainly attributable to the write down of investments totaling $461,935 that we had in a financial institution that was seized by the Federal Deposit Insurance Corporation during April of 2009. Salaries and employee benefits increased $14,410, or 2.90%, from $496,081 for the three months ended March 31, 2008 to $510,591 for the comparable period in 2009. This increase is mainly attributable to the increase in cost of providing employee benefits. For the three months ended March 31, 2009, other operating expense was $725,702, or 434,178, higher than the three months ended March 31, 2008. This increase includes the write down of the investments mentioned above. Net occupancy and equipment expense increased from $136,341 for the quarter ended March 31, 2008 to $156,334 for the comparable period in 2009.

Income Taxes

The income tax provision for the three months ended March 31, 2009 was $61,000 compared to $177,300 for the same period in 2008. The decrease in the provision resulted primarily from the decrease in net income before taxes. The tax provision was also impacted by the relationship of the amount of non deductible items for income tax purposes that were included in net income before taxes.

Net Income

The combination of the above factors resulted in net loss for the three months ended March 31, 2009 of $18,881 as compared to a net income of $395,130 for the same period in 2008. This represents a decrease of $414,011, or 104.78%, less than the same period in 2008.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

Assets and Liabilities

During the first three months of 2009, total assets decreased $447,307 or 0.27%, when compared to December 31, 2008. Federal funds sold decreased $9,746,000 from December 31, 2008 to $3,400,000 at March 31, 2009. At March 31, 2009, we were in the process of changing financial institutions, to which we sell our federal funds. Total investment securities decreased $4,266,100 from December 31, 2008 to $25,377,206 at March 31, 2009. Gross loans increased $2,830,201, or 2.49%, to $116,534,271 at March 31, 2009.

For the three months ended March 31, 2009, total liabilities decreased $142,253 or 0.10% and deposits decreased $22,965 or 0.02% from December 31, 2008.

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

Loans

At March 31, 2009, our total loans were $116,534,721 compared to $113,704,520 at December 31, 2008, an increase of $2,830,201 or 2.49%. At March 31, 2009 and 2008, approximately 98% of our loan portfolio consisted of fixed rate loans. Balances within the major loans receivable categories as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Real estate – construction	$4,253,586	$4,564,879
Real estate – mortgage	38,091,783	31,204,675
Commercial and industrial	65,268,123	68,540,891
Consumer and other	8,921,229	9,394,075

Total gross loans	$116,534,721	$113,704,520

Risk Elements in the Loan Portfolio

The following table sets forth the Company’s nonperforming assets at the dates indicated:

	March 31,
	2009	2008
Nonaccrual loans	$2,562,012	$1,123,244
Total loans impaired not in nonaccrual	2,662,156	—
Loans 90 days or more past due and still accruing interest	2,958	3,780

Total impaired and nonperforming loans	5,227,126	1,127,024
Other real estate owned	75,000	—

Total impaired and nonperforming assets	$5,302,126	$1,127,024

Nonperforming assets to year end loans	4.55%	1.00%

At March 31, 2009 and 2008, total impaired and nonperforming assets totaled $5,302,126 and $1,123,244, respectively. Nonaccrual loans of $2,562,012 and $1,123,244 were included in impaired loans at March 31, 2009 and 2008, respectively. The impaired loans had specific valuation allowances of $322,620 and $168,487 at March 31, 2009 and 2008, respectively. The average balances of impaired loans during the quarter ended March 31, 2009 and 2008 were $5,007,082 and $968,776, respectively.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

During the fourth quarter 2008, we employed a more robust process for reviewing and categorizing loans, which caused part of the increase of the levels in impaired loans.

At March 31, 2009 real estate or other collateral secured practically all of the loans that were considered impaired. In the event of foreclosure on these loans, there can be no assurance that in liquidation, the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results our internal review process and applying the allowance model methodology are the primary determining factors in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	Three Months Ended March 31,
	2009	2008
Balance, January 1,	$1,981,637	$1,929,319
Provision for loan losses for the period	90,000	75,000
Net loans charged-off for the period	(18,378)	(17,988)

Balance, end of period	$2,053,259	$1,986,331

Gross loans outstanding, end of period	$116,534,721	$112,590,470

Allowance for loan losses to loans outstanding	1.76%	1.76%

Deposits

Total deposits decreased by 0.02%, or $22,965, from December 31, 2008 to $145,691,020 at March 31, 2009. Noninterest-bearing deposits decreased $842,265 or 5.38% to $14,810,128 at March 31, 2009, while interest-bearing deposits increased $819,300 or 0.63% to $130,880,892 at March 31, 2009.

Balances within the major deposit categories as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Noninterest-bearing demand deposits	$14,810,128	$15,652,393
Interest-bearing demand deposits	26,219,683	21,065,476
Savings deposits	13,619,442	16,442,403
Certificates of deposit	91,041,767	92,553,713

	$145,691,020	$145,713,985

We did not have any brokers’ deposits at March 31, 2009 or December 31, 2008

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was 79.99% at March 31, 2009 and 78.03% at December 31, 2008.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

At March 31, 2009 the Bank had available an unused short-term line of credit to purchase up to $4,300,000 of federal funds from unrelated correspondent institutions. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of March 31, 2009, the available credit totaled approximately $24,677,000 and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket lien on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008 – Net Interest Income,” our net interest margin increased during the current period. If net interest margin were to decline, net income will likely decline also.

Capital Resources

Total shareholders’ equity decreased $305,053 from $17,693,418 at December 31, 2008 to $17,388,365 at March 31, 2009. The net decrease is attributable to the net loss for the period of $18,881, by the payment of $252,689 in cash dividends, and the purchase of treasury stock for $129,520. These decreases were reduced by the net increase for the period of $96,037 in the fair value of securities available-for-sale.

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

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

Capital Resources—continued

The following table summarizes the Bank’s risk-based capital at March 31, 2009:

Shareholders’ equity	$17,099,076
Less: intangibles	—

Tier 1 capital	17,099,076

Plus: allowance for loan losses (1)	1,572,738

Total capital	$18,671,814

Risk-weighted assets	$125,819,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.59%
Total capital (to risk-weighted assets)	14.84%
Tier 1 capital (to total average assets)	10.57%

(1)	limited to 1.25% of risk-weighted assets

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2009, we had issued commitments to extend credit of $9,891,000 and standby letters of credit of $780,132 through various types of commercial lending arrangements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

COMMUNITYCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2008 as filed in our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

COMMUNITYCORP

Part II – Other Information

Item 1	Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

Item 1A	Risk Factors

There has been no change in the risk factors, which were reported on Form 10-K for the year ended December 31, 2008.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3	Default Upon Senior Securities

Not applicable

Item 4	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5	Other Information

Not applicable

Item 6	Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

COMMUNITYCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

Date: May 13, 2009	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: May 13, 2009	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer