Form 10-Q
period 2009-06-30
COMMUNITYCORP
filed 2009-08-13
CIK 1020347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

234,368 shares of common stock, $5.00 par value, as of July 31, 2009

COMMUNITYCORP

COMMUNITYCORP

PART I. – Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$10,886,732	$3,468,965
Federal funds sold	3,475,000	13,146,000

Total cash and cash equivalents	14,361,732	16,614,965

Time deposits with other banks	1,500,000	1,500,000

Investment securities:
Available-for-sale	27,557,448	27,815,275
Held-to-maturity (estimated market value of $569,092 and $1,335,226 at June 30, 2009 and December 31, 2008, respectively)	564,750	1,319,596
Nonmarketable equity securities	302,300	508,435

Total investment securities	28,424,498	29,643,306

Loans receivable	114,848,357	113,704,520
Less allowance for loan losses	(2,064,138)	(1,981,637)

Loans, net	112,784,219	111,722,883

Premises, furniture & equipment, net	2,995,765	3,028,604
Accrued interest receivable	1,176,334	1,125,714
Other real estate owned	75,000	75,000
Other assets	944,500	874,815

Total assets	$162,262,048	$164,585,287

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$12,677,023	$15,652,393
Interest-bearing	130,721,384	130,061,592

	143,398,407	145,713,985

Accrued interest payable	971,490	953,278
Other liabilities	316,510	224,606

Total liabilities	144,686,406	146,891,869

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,728,487	1,728,328
Accumulated other comprehensive income	127,740	75,701
Retained earnings	18,423,519	18,392,614
Treasury stock (65,632 shares in 2009 and 63,123 shares in 2008)	(4,204,104)	(4,003,225)

Total shareholders’ equity	17,575,642	17,693,418

Total liabilities and shareholders’ equity	$162,262,048	$164,585,287

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$3,931,837	$4,186,819	$1,945,666	$2,039,699
Securities	526,862	766,209	254,191	365,586
Other interest income	36,829	126,841	20,449	73,217

Total	4,495,528	5,079,869	2,220,306	2,478,502

Interest expense:
Deposit accounts	1,800,483	2,295,690	877,955	1,100,516
Other interest expense	7	4,232		499

Total	1,800,490	2,299,922	877,955	1,101,015

Net interest income	2,695,038	2,779,947	1,342,351	1,377,487

Provision for loan losses	180,000	100,000	90,000	25,000

Net interest income after provision for loan losses	2,515,038	2,679,947	1,252,351	1,352,487

Noninterest income:
Service charges	245,464	274,124	116,461	149,580
Other income	78,856	82,609	35,900	38,237

Total	324,320	356,733	152,361	187,817

Noninterest expenses:
Salaries and benefits	997,725	1,008,809	487,234	512,728
Net occupancy and equipment expense	308,395	286,213	152,061	149,872
Other operating expenses	1,129,005	583,559	403,302	292,035

Total	2,435,125	1,878,581	1,042,598	954,635

Income before taxes	404,233	1,158,099	362,114	585,669

Income tax provision	120,638	359,518	59,638	182,218

Net income	$283,595	$798,581	$302,476	$403,451

Earnings per share:
Weighted average common shares outstanding	235,326	240,339	234,487	240,224

Net income per common share	$1.21	$3.32	$1.29	$1.68

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)

for the six months ended June 30, 2009 and 2008

(Unaudited)

				Accumulated
				Other
	Common stock		Capital	Comprehensive	Retained	Treasury
	Shares	Amount	Surplus	Income (loss)	Earnings	Stock	Total
Balance, December 31, 2007	300,000	$1,500,000	$1,723,196	$70,928	$17,153,490	$(3,711,213)	$16,736,401

Cash dividends declared ($1.00 per share)					(252,537)		(252,537)

Net income for the period					798,581		798,581

Other comprehensive loss, net of tax benefit of $126,175				(245,624)			(245,642)

Comprehensive income							552,939

Sale of treasury stock			2,645			9,355	12,000

Purchase of treasury stock						(36,000)	(36,000)

Balance, June 30, 2008	300,000	$1,500,000	$1,725,841	$(174,714)	$17,699,534	$(3,737,858)	$17,012,803

Balance, December 31, 2008	300,000	$1,500,000	$1,728,328	$75,701	$18,392,614	$(4,003,225)	$17,693,418

Cash dividends declared ($1.07 per share)					(252,690)		(252,690)

Net income for the period					283,595		283,595

Other comprehensive income, net of tax expense of $27,410				52,039			52,039

Comprehensive income							335,634

Sale of treasury stock			159			641	800

Purchase of treasury stock						(201,520)	(201,520)

Balance, June 30, 2009	300,000	$1,500,000	$1,728,487	$127,740	$18,423,519	$(4,204,104)	$17,575,642

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$283,595	$798,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	128.710	109,362
Provision for possible loan losses	180,000	100,000
Net amortization (accretion) on investments	38,329	(2,900)
Net amortization (accretion) of deferred loan costs and fees	(7,713)	13,752
Other than temporary impairment of securities available-for-sale	250,000
Other than temporary impairment of nonmarketable equity securities	211,935
(Increase) decrease in interest receivable	(50,620)	129,577
Increase (decrease) in interest payable	18,212	(560,292)
Increase in other assets	(69,685)	(116,991)
Increase (decrease) in other liabilities	64,494	(1,269)

Net cash provided by operating activities	1,047,257	469,820

Cash flows from investing activities:
Net (increase) decrease in loans to customers	(1,233,623)	4,623,444
Purchases of securities available-for-sale	(12,089,361)	(16,033,605)
Maturities of securities available-for-sale	12,137,154	15,589,708
Proceeds from maturities of securities held-to-maturity	756,000	500,000
Purchase of time deposits with other banks	—	(200,000)
Purchase of nonmarketable equity securities	(5,800)	(161,178)
Purchases of premises and equipment	(95,871)	(117,294)

Net cash provided (used) by investing activities	(531,501)	4,201,075

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transactions accounts and savings accounts	(1,177,891)	1,725,237
Net increase (decrease) in time deposits	(1,137,688)	7,506,992
Decrease in short-term borrowings	—	(2,968,000)
Dividends paid	(252,690)	(252,537)
Sale of treasury stock	800	12,000
Purchase of treasury stock	(201,520)	(36,000)

Net cash provided (used) by financing activities	(2,768,989)	5,987,692

Net increase (decrease) in cash and cash equivalents	(2,253,233)	10,658,587

Cash and cash equivalents, beginning of period	16,614,965	6,920,768

Cash and cash equivalents, end of period	$14,361,732	$17,579,355

Cash paid during the period for:
Income taxes	$556,700	$427,000
Interest	$1,782,278	$2,860,214

Supplemental noncash activities
Changes in unrealized gains (losses) on securities available-for-sale	$52,039	$(245,642)

See notes to condensed consolidated financial statements

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2009 and for the interim periods ended June 30, 2009 and 2008 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results, which may be expected for the entire calendar year. The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2008 Annual Report.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

The following is a summary of recent authoritative pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT – (continued)

On April 9, 2009, the FASB issued three staff positions related to fair value, which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT – (continued)

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events, which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 7 for Management’s evaluation of subsequent events.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 3 – COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Expense (Benefits)	Net-of-tax Amount
For the Six Months Ended June 30, 2009:
Unrealized gains on securities available-for-sale	$79,449	$(27,410)	$52,039
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$79,449	$(27,410)	$52,039

For the Six Months Ended June 30, 2008:
Unrealized losses on securities available-for-sale	$(371,817)	$126,175	$(245,642)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(371,817)	$126,175	$(245,642)

For the Three Months Ended June 30, 2009:
Unrealized losses on securities available-for-sale	$(67,172)	$23,174	$43,998)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(67,172)	$23,174	$(43,998)

For the Three Months Ended June 30, 2008:
Unrealized losses on securities available-for-sale	$(560,478)	$193,399	$(367,079)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(560,478)	$193,399	$(367,079)

Accumulated other comprehensive income consists solely of net unrealized gains and losses on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 4 – INVESTMENT SECURITIES

Securities Available-for-Sale

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2009
Government-sponsored enterprises	$14,517,728	$205,685	$30,978	$14,692,435
Obligations of state and local governments	12,644,697	109,277	88,961	12,665,013
Other	200,000	—		200,000

Total	$27,362,425	$314,962	$119,939	$27,557,448

December 31, 2008
Government-sponsored enterprises	$18,786,403	$260,935	$8,883	$19,038,455
Obligations of state and local governments	8,463,297	50,340	183,173	8,330,464
Other	450,000	—	3,644	446,356

Total	$27,699,700	$311,275	$195,700	$27,815,275

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Less Than 12 Months
Government-sponsored enterprises	$3,111,501	$30,975	$505,611	$8,883
Obligations of state and local governments	4,674,540	80,947	3,742,860	148,416
Other	—	—	196,356	3,644

	7,786,041	111,922	4,444,827	160,943

12 Months or More
Government-sponsored enterprises	2,201	3	—	—
Obligations of state and local governments	231,986	8,014	205,243	34,757
Other	—	—	—	—

	234,187	8,017	205,243	34,757

Total	$8,020,228	$119,939	$4,650,070	$195,700

There were a total twenty-eight available-for-sale securities that were in a loss position at June 30, 2009. Of these securities, two were in a loss position of twelve months or more, which consisted of one obligation of a state and local government, and one mortgage-backed security, which is included in the government-sponsored enterprises. The mortgage-backed security is protected by mortgage insurance as well as the direct credit to the related agencies. The Company believes that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers these losses to be temporary. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized costs.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 4 – INVESTMENT SECURITIES – (continued)

Securities Held-To-Maturity

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2009 -
Obligations of state and local governments	$564,750	$4,342	$—	$569,092

December 31, 2008 -
Obligations of state and local governments	$1,319,596	$15,630	$—	$1,335,226

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. Certain items are specifically excluded in accordance with SFAS No. 107, including premise and equipment, accrued interest receivable, other assets, accrued interest payable and other liabilities. The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks – The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold – Federal funds sold are typically for a term of one day, and the carrying amount approximates the fair value.

Time Deposits with Other Banks – The carrying value of these instruments is a reasonable estimate of fair value.

Investment Securities – The fair values of marketable securities held-to-maturity are based on quoted market prices or dealer quotes. For securities available-for-sale, fair value equals the carrying amount, which is the quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. The carrying amount of nonmarketable securities is a reasonable estimate of fair value since no ready market exists for these securities.

Loans Receivable – For certain categories of loans receivable, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

Demand Deposits – The fair value of demand deposits, interest–bearing transaction, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Short-term Borrowings – The carrying value of securities sold under agreements to repurchase is a reasonable estimate of fair value because these instruments typically have terms of one to seven days.

Off-Balance-Sheet Financial Instruments – The notional amount represents the amounts of loan commitments and letters of credit, which are off-balance-sheet financial instruments. The fair value of these instruments is not material.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	June 30		December 31
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$10,886,732	$10,886,732	$3,468,965	$3,468,965
Federal funds sold	3,475,000	3,475,000	13,146,000	13,146,000
Time deposits with other banks	1,500,000	1,500,000	1,500,000	1,500,000
Securities available-for-sale	27,557,448	27,557,448	27,815,275	27,815,275
Securities held-to-maturity	564,750	569,092	1,319,596	1,335,226
Nonmarketable equity securities	302,300	302,300	508,435	508,435
Loans receivable, gross	114,848,357	114,176,879	113,704,520	115,087,126

Financial Liabilities:
Demand deposit, interest-bearing transaction, money market, and savings accounts	$51,982,381	$51,982,381	53,160,272	$53,160,272
Time deposits	91,416,026	92,592,856	92,553,713	93,215,467

NOTE 6 – FAIR VALUE MEASUREMENTS

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

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 6 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE – (Continued)

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities Available-for-Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, The Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned – Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

Assets Measured at Fair Value on a Recurring Basis

The table below presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2009, and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
June 30, 2009
Available for sale securities	$27,557,448	$—	$27,557,448	$—

December 31, 2008

Available for sale securities	$27,815,275	$—	$27,815,275	$—

There were no liabilities carried at fair value at June 30, 2009 or December 31, 2008.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 6 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE – (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. as of June 30, 2009, and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
June 30, 2009
Loans	$1,322,150	$—	$—	$1,322,150
Other real estate owned	75,000			75,000

Total assets at fair value	$1,397,150	$—	$—	$1,397,150

December 31, 2008
Loans	$696,243	$—	$—	$696,243
Other real estate owned	75,000			75,000

Total assets at fair value	$771,243	$—	$—	$771,243

There were no liabilities carried at fair value at June 30, 2009 or December 31, 2008.

Note 7 – SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through August 13, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2009 compared to December 31, 2008, and the results of operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the six months ended June 30, 2009, was $2,695,038, compared to $2,779,947 for the same period last year, a decrease of $84,909 or 3.05%. For the quarter ended June 30, 2009, net interest income was $1,342,351 compared to $1,377,487 for the quarter ended June 30, 2008, a decrease of $35,136 or 2.55%. The decrease in both periods was significantly impacted by the decline of the excess of interest earnings assets over interest bearing liabilities, which was $7,266,750 and $8,516,583 for the six and three months June 30, 2009, respectively. However, this was mitigated by the average volume of approximately 98% of fixed rate loans included in our loan portfolio for all periods presented.

For the six months ended June 30, 2009, average-earning assets totaled $149,987,769 with an annualized average yield of 6.04%, compared to $156,800,587 and 6.50%, respectively, for the same period last year. Average interest-bearing liabilities totaled $130,452,269 with an annualized average cost of 2.78% for the six months ended June 30, 2009, compared to $129,998,337 and 3.55%, respectively, for the same period last year. For the quarter ended June 30, 2009, average-earning assets totaled $151,186,286 with an annualized average yield of 5.89%, compared to $159,555,585 and 6.23%, respectively, for the same period last year. Average interest-bearing liabilities totaled $132,629,235 with an annualized average cost of 2.66% for the three months ended June 30, 2009, compared to $132,482,221 and 3.33%, respectively, for the same period last year.

Our annualized yield on earning assets decreased 46 and 34 basis points during the six months and quarter ended June 30, 2009, respectively, from the annualized yield on earnings assets for the same periods last year. Annualized average cost of our interest-bearing liabilities decreased 77 and 67 basis points during the six months and quarter ended June 30, 2009, respectively, from the annualized average cost of our interest-bearing liabilities for the same periods last year.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Net Interest Income – (continued)

Our net interest margin and net interest spread was 3.62% and 3.26%, respectively for the six months ended June 30, 2009, compared to 3.56% and 2.95%, respectively for the six months ended June 30, 2008. For the quarter ended June 30, 2009 our net interest margin and our net interest spread was 3.56% and 3.24%, respectively compared to 3.46% and 2.90%, respectively, for the quarter ended June 30, 2008. The increases in both periods were primarily attributable to the increase in the average volume of our loans, which generally are our highest yielding assets.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 76.90% and 71.51% of average earning assets for the six months ended June 30, 2009 and 2008, respectively, and 76.44%, and 69.12% for the quarter ended June 30, 2009 and 2008, respectively. Loan interest income for the six months ended June 30, 2009 totaled $3,931,837 compared to $4,186,819 for the same period in 2008. The annualized average yield on loans was 6.87% and 7.49% for the six months ended June 30, 2009 and 2008, respectively. Loan interest income for the quarter ended June 30, 2009 totaled $1,945,666 compared to $2,039,699 for the same period in 2008. For the quarter ended June 30, 2009 and 2008 the annualized average yield on loans was 6.75% and 7.42%, respectively. Average balances of loans increased to $115,338,643 during the six months ended June 30, 2009, an increase of $3,213,206 over the average of $112,125,437 during the comparable period in 2008. For the quarter ended June 30, 2009, the average balances of loans increased by $5,281,915 over the average balances of loans of $110,280,200 for the quarter ended June 30, 2008, to $115,562,115, for the quarter ended June 30, 2009. The decline in the yield on loans for both periods was attributable to the decline in the interest rate market. The effect of the decline in the interest market was minimized by the significant volume of our fixed rate loans included in our loan portfolio. Fixed rate loans averaged approximately 98% of our loan portfolio for all periods presented.

Investment securities averaged $27,455,540, or 18.31% of average earning assets, for the six months ended June 30, 2009, compared to $33,941,342 or 22.79% of average earning assets, for the same period in 2008. For the quarter ended June 30, 2009, investment securities averaged $27,061,512, or 17.90%, of average earning assets compared to $35,074,403, or 21.98%, of average earnings assets, for the same period in 2008. Interest earned on investment securities amounted to $526,862 for the six months ended June 30, 2009, compared to $766,209 for the same period last year. For the quarter ended June 30, 2009, interest earned on investment securities amounted to $254,191 compared to $365,586 for the same period last year. Investment securities yielded 3.87% and 4.53% for the six months ended June 30, 2009 and 2008, respectively. For the quarter ended June 30, 2009 and 2008 the yields on investment securities was 3.77% and 4.18%, respectively.

Total interest expense for the six months ended June 30, 2009 and 2008 was $1,800,490 and $2,299,922, respectively. For the quarter ended June 30, 2009 and 2008, interest expense was $877,955 and $1,101,015, respectively. The largest component of interest expense is interest on deposit accounts. Interest expense for deposit accounts was $1,800,483 and $2,295,690, for the six months ended June 30, 2009 and 2008, respectively. The average balance of interest bearing deposits increased to $130,120,330 during the six months ended June 30, 2009 from $129,673,517 during the same period last year. During the quarter ended June 30, 2009, the average balances of interest bearing deposits increased to $132,629,235 from $132,325,231 for the same period last year. The annualized average cost of deposits was 2.78% for the six months ended June 30, 2009, compared to 3.55% for the same period in 2008. For the quarter ended June 30, 2009 and 2008, the annualized average cost of deposits was 2.66% and 3.34%, respectively.

For the six months ended June 30, 2009 and 2008, the total annualized average cost of funds was 2.78% and 3.55%, respectively. The overall cost of funds was 2.66% and 3.33% for the quarter ended June 30, 2009, and 2008, respectively.

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

The allowance for loan losses was 1.80% and 1.78% of total loans at June 30, 2009 and 2008 respectively. The allowance for loan losses at June 30, 2009 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance. Accordingly, we believe the allowance as of June 30, 2009 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2009, the provision charged to expense was $180,000 as compared to $100,000 for the same period in 2008. For the three months ended June 30, 2009 and 2008, the provision charged to expense was $90,000 and $25,000 respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2009 was $324,320, a decrease of $32,413, or 9.09% from the comparable period in 2008. This decline is primarily attributable to the decrease of $28,661 in service charges earned on deposit accounts during six months ended June 3, 2009. For the quarter ended June 30, 2009, noninterest income decreased $35,456 or 18.88% over the same period in 2008. Compared to the three months ended June 30, 2008, service charges on deposit accounts decreased $33,119 during the comparable period of 2009. The decrease in service charges for both periods is attributable to the closing of problematic deposit accounts.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2009 and 2008 was $2,435,125 and $1,878,581, respectively. This represented an increase in noninterest expense of $556,544, or 29.63%. This increase is mainly attributable to the write down of investments totaling $461,935 that we had in a financial institution that was seized by the Federal Deposit Insurance Corporation (FDIC). Salaries and employee benefits decreased $11,084, or 1.10%, from $1,008,809 for the six months ended June 30, 2008 to $997,725 for the comparable period in 2009. For the six months ended June 30, 2009, other operating expense was $1,129,004 or 545,445, higher than the six months ended June 30, 2008. This increase includes the write down of the investments mentioned above plus an $80,000 special FDIC assessment for deposit insurance. Net occupancy and equipment expense decreased from $286,213 for the six ended June 30, 2008 to $308,395 for the comparable period in 2009.

For the quarter ended June 30, 2009, noninterest expense increased $87,963 or 9.21% over the same period in 2008. Noninterest expense was $1,042,598 and $954,635 for the quarter ended June 30, 2009 and 2008, respectively. The increase is mainly due to the $80,000 special FDIC assessment for deposit insurance. Compared to the quarter ended June 30, 2008, salaries and benefits decreased $25,494 or 4.97% to $487,234, net occupancy and equipment expense increased $2,189 or 1.46% to $152,061 and other operating expenses increased $111,267, or 38.10% to $403,302. The $111,267 increase in other operating expenses includes the $80,000 special FDIC assessment.

Income Taxes

The income tax provision for the six months ended June 30, 2009 and 2008 was $120,638 and $359,518, respectively. For the quarter ended June 30, 2009 and 2008, the income tax provision was $59,638 and $182,218, respectively. The decrease in both periods in the provision resulted primarily from the decrease in net income before taxes. The tax provision was also impacted by the relationship of the amount of non deductible items for income tax purposes that were included in net income before taxes.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2009 of $283,395 as compared to $798,581 for the same period in 2008. This represents a decrease of $514,986 or 64.49% from the same period in 2008. Net income for the quarter ended June 30, 2009 decreased $100,975 or 25.03% from the same period in 2008.

Assets and Liabilities

During the first six months of 2009, total assets decreased $2,253,233, or 1.41%, when compared to December 31, 2008. The decrease in total assets was mainly attributable to total cash and cash equivalents and investments and investment securities, which decreased $2,253,233 and $1,218,808, respectively. These decreases were reduced by the $1,143,837 increase in loans.

For the six months ended June 30, 2009 total liabilities decreased $2,205,462 or 1.50% from December 31, 2008 and deposits decreased $2,315,578, or 1.59%.

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

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Loans

At June 30, 2009, our total loans were $114,848,357 compared to $113,704,520 at December 31, 2008, an increase of $1,143,837 or 1.01%. At June 30, 2009 and 2008, approximately 98% of our loan portfolio consisted of fixed rate loans. Balances within the major loans receivable categories as of June 30, 2009 and December 31, 2008 are as follows

	June 30, 2009	December 31, 2008
Real estate – construction	$4,033,352	$4,564,879
Real estate – mortgage	34,808,497	31,204,675
Commercial and industrial	67,579,866	68,540,891
Consumer and other	8,426,642	9,394,075

	$114,848,357	$113,704,520

Risk Elements in the Loan Portfolio

The following table sets forth the Company’s nonperforming assets at the dates indicated:

	June 30,
	2009	2008
Nonaccrual loans	$2,488,307	$1,042,854
Total loans impaired not in nonaccrual	3,261,070	—
Loans 90 days or more past due and still accruing interest	3,072	2,026

Total impaired and nonperforming loans	5,752,449	1,044,880
Other real estate owned	75,000	—

Total impaired and nonperforming assets	$5,827,449	$1,044,880

Nonperforming assets to period end loans	5.07%	0.95%

At June 30, 2009 and 2008, total impaired and nonperforming assets totaled $5,827,449 and $1,044,880, respectively. Nonaccrual loans of $2,488,307 and $1,042,854 were included in impaired loans at June 30, 2009 and 2008, respectively. The impaired loans had specific valuation allowances of $437,834 and $156,428 at June 30, 2009 and 2008, respectively. The average balances of impaired loans during the six months ended June 30, 2009 and 2008 were $5,192,950 and $993,657, respectively.

During the fourth quarter 2008, we employed a more robust process for reviewing and categorizing loans, which caused part of the increase in the levels of impaired loans.

At June 30, 2009 real estate or other collateral secured practically all of the loans that were considered impaired. In the event of foreclosure on these loans, there can be no assurance that in liquidation, the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results our internal review process and applying the allowance model methodology are the primary determining factors in management’s assessment of the adequacy of the allowance for loan losses.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2009	2008
Balance, January 1,	$1,981,637	$1,929,319
Provision for loan losses for the period	180,000	100,000
Net loans (charged-off) recovered for the period	(97,499)	(70,856)

Balance, end of period	$2,064,138	$1,958,463

Gross loans outstanding, end of period	$114,848,357	$109,889,326

Allowance for loan losses to loans outstanding	1.80%	1.78%

Deposits

Total deposits decreased $2,315,578 or 1.59% from December 31, 2008. Interest-bearing deposits increased $659,792 to $130,721,384 at June 30, 2009. Noninterest-bearing deposits decreased $2,975,370 to $12,677,023 at June 30, 2009. Expressed in percentages, interest-bearing deposits increased 0.51% and noninterest-bearing deposits decreased 19.01%.

Balances within the major deposit categories are as follows:

	June 30, 2009	December 31, 2008
Noninterest-bearing demand deposits	$12,677,023	$15,652,393
Interest-bearing demand deposits	22,165,405	21,065,476
Savings deposits	17,139,953	16,442,403
Certificates of deposits	91,416,026	92,553,713

	$143,398,407	$145,713,985

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was 80.09% at June 30, 2009 and 78.03% at December 31, 2008.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available-for-sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At June 30, 2009 the Bank had available an unused short-term line of credit to purchase up to $7,000,000 of federal funds from unrelated correspondent institutions. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of June 30, 2009, the available credit totaled approximately $24,338,000 and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket lien on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Six Months and Three Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008 – Net Interest Income,” our net interest margin and net interest spread increased during both periods. If net interest margin were to decline, net income will likely decline.

Capital Resources

Total shareholders’ equity decreased from $17,693,418 at December 31, 2008 to $17,575,642 at June 30, 2009. The net decrease of $117,776 is attributable to earnings for the period of $283,595 less the payment of a cash dividend of $252,690, the net decrease of $200,879 from the sales and purchases of treasury stock and the net increase of $52,039 in the fair value of securities available-for-sale, net of income taxes.

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

The following table summarizes the Bank’s risk-based capital at June 30, 2009:

Shareholders’ equity	$17,401,547
Less: intangibles	—

Tier 1 capital	17,401,547
Plus: allowance for loan losses (1)	1,555,963

96 Total capital	$18,957,510

Net risk-weighted assets	$124,477,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.98%
Total capital (to risk-weighted assets)	15.23%
Tier 1 capital (to quarterly average assets)	10.53%

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

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2009, we had issued commitments to extend credit of approximately $9,289,000 and standby letters of credit of approximately $1,178,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

On April 29, 2009, the Company held its Annual Meeting of Shareholders for the purpose of electing three directors for three-year terms.

The nominees for director received the number of affirmative votes of shareholders required for such nominee’s election in accordance with the Bylaws of the Company with approximately 161,000 shareholders voting for the nominees out of an approximately 236,000 outstanding shareholders. During the election, there were no abstention votes, no votes against any of the nominees; however, there were 5,200 votes withheld for one of the nominees.

Item 5	Other Information

Not applicable

Item 6.	Exhibits

(a) Exhibits – The following exhibits are filed with this report.

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

Date: August 13, 2009	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: August 13, 2009	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer