Form 10-Q
period 2009-09-30
COMMUNITYCORP
filed 2009-11-13
CIK 1020347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

234,503 shares of common stock, $5.00 par value, as of October 31, 2009

PART 1. FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

	September 30 2009	December 31 2008
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$13,433,559	$3,468,965
Federal funds sold	2,933,000	13,146,000

Total cash and cash equivalents	16,366,559	16,614,965

Time deposits with other banks	1,500,000	1,500,000

Investment securities:
Securities available-for-sale	27,057,126	27,815,275
Securities held-to-maturity (estimated market value of $576,957 and $1,335,226 at September 30, 2009 and December 31, 2008, respectively)	564,786	1,319,596
Nonmarketable equity securities	302,300	508,435

Total investment securities	27,924,212	29,643,306

Loans receivable	117,483,623	113,704,520
Less allowance for loan losses	(2,020,727)	(1,981,637)

Loans, net	115,462,896	111,722,883

Premises, furniture & equipment, net	3,012,519	3,028,604
Accrued interest receivable	1,160,057	1,125,714
Other real estate owned	180,000	75,000
Other assets	1,165,705	874,815

Total assets	$166,771,948	$164,585,287

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$14,515,754	$15,652,393
Interest-bearing	132,455,306	130,061,592

	146,971,060	145,713,985
Accrued interest payable	856,171	953,278
Other liabilities	637,908	224,606

Total liabilities	148,465,139	146,891,869

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued		-
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,737,608	1,728,328
Accumulated other comprehensive income	537,078	75,701
Retained earnings	18,736,148	18,392,614
Treasury stock (65,517 shares in 2009 and 63,123 shares in 2008)	(4,204,025)	(4,003,225)

Total shareholders’ equity	18,306,809	17,693,418

Total liabilities and shareholders’ equity	$166,771,948	$164,585,287

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$5,849,283	$6,272,236	$1,917,447	$2,085,417
Securities	778,714	1,135,728	251,852	369,519
Other interest income	54,671	155,898	17,841	29,057

Total	6,682,668	7,563,862	2,187,140	2,483,993

Interest expense:
Deposit accounts	2,597,968	3,214,631	797,485	919,982
Other interest expense	7	6,356	-	1,083

	2,597,975	3,220,987	797,485	921,065

Net interest income	4,084,693	4,342,875	1,389,655	1,562,928

Provision for loan losses	290,000	175,000	110,000	75,000

Net interest income after provision for loan losses	3,794,693	4,167,875	1,279,655	1,487,928

Noninterest income:
Service charges	370,785	407,999	125,321	133,875
Other income	106,896	117,798	28,040	35,189

Total	477,681	525,797	153,361	169,064

Noninterest expenses:
Salaries and benefits	1,503,623	1,527,778	505,898	518,969
Net occupancy expense	474,884	442,780	166,488	156,567
Other operating expenses	1,460,005	870,430	331,001	286,871

Total	3,438,512	2,840,988	1,003,387	962,407

Income before taxes	833,862	1,852,684	429,629	694,585

Income tax provision	237,638	584,093	117,000	224,575

Net income	$596,224	$1,268,591	$312,629	$470,010

Earnings per share:
Weighted average common shares outstanding	235,002	240,232	234,363	240,224

Net income per common share	$2.54	$5.28	$1.33	$1.96

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

for the nine months ended September 30, 2009 and 2008

(Unaudited)

	Common Stock		Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2007	300,000	$1,500,000	$1,723,196	$70,928	$17,153,490	$(3,711,213)	$16,736,401

Cash dividends declared – ($1.05 per share)					(252,537)		(252,537)

Net income for the period					1,268,591		1,268,591

Other comprehensive loss, net of tax benefit of $133,128				(258,843)			(258,843)

Comprehensive income							1,009,748

Sale of treasury stock			2,645			9,355	12,000

Purchase of treasury stock						(129,440)	(129,440)

Balance, September 30, 2008	300,000	$1,500,000	$1,725,841	$(187,915)	$18,169,544	$(3,831,298)	$17,376,172

Balance, December 31, 2008	300,000	$1,500,000	$1,728,328	$75,701	$18,392,614	$(4,003,225)	$17,693,418

Cash dividends declared – ($1.05 per share)					(252,690)		(252,690)

Net income for the period					596,224		596,224

Other comprehensive income, net of tax expense of $243,015				461,377			461,377

Comprehensive income							1,057,601

Sale of treasury stock			9,280			37,520	46,800

Purchase of treasury stock						(238,320)	(238,320)

Balance, September 30, 2009	300,000	$1,500,000	$1,737,608	$537,078	$18,736,148	$(4,204,025)	$18,306,809

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$596,224	$1,268,591
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Depreciation and amortization expense	189,624	167,843
Provision for loan losses	290,000	175,000
Net amortization on investments	62,982	14,428
Net Amortization (accretion) of deferred loan costs	(5,690)	18,250
Other than temporary impairment of securities available for-sale	250,000	-
Other than temporary impairment of nonmarketable equity securities	211,935	-
(Increase) decrease in interest receivable	(34,343)	36,556
Decrease in interest payable	(97,107)	(805,833)
Increase in other assets	(290,890)	(24,636)
Increase in other liabilities	170,287	93,933

Net cash provided by operating activities	1,343,022	944,132

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(4,129,323)	533,723
Purchases of securities available-for-sale	(13,289,361)	(17,795,105)
Maturities of securities available-for-sale	14,437,730	19,567,674
Maturities of securities held-to-maturity	756,000	500,000
Increase in nonmarketable equity securities	(5,800)	(161,178)
Increase in time deposits in other banks	-	(200,000)
Purchases of premises and equipment	(173,539)	(185,876)

Net cash provided (used) by investing activities	(2,404,293)	2,259,238

Cash flows from financing activities:
Net increase in deposits accounts	1,257,075	1,924,541
Decrease in short-term borrowings	-	(2,658,000)
Dividends paid	(252,690)	(252,537)
Sale of treasury stock	46,800	12,000
Purchase of treasury stock	(238,320)	(129,440)

Net cash provided (used) by financing activities	812,865	(1,103,436)

Net increase (decrease) in cash and cash equivalents	(248,406)	2,099,934

Cash and cash equivalents, beginning of period	16,614,965	6,920,768

Cash and cash equivalents, end of period	$16,366,559	$9,020,702

Cash paid during the period for
Income taxes	$778,200	$560,000
Interest	$2,695,082	$4,026,820

Supplemental noncash investing and financing activities
Changes in unrealized gains (losses) on securities available-for sale	$461,377	$(258,843)
Foreclosures on loans	$105,000	$-

See notes to condensed consolidated financial statements

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The condensed consolidated financial statements as of September 30, 2009 and for the interim periods ended September 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the related notes included in Communitycorp’s 2008 Annual Report.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent authoritative pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plan.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

(Unaudited)

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT - (continued)

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial statements.

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

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

(Unaudited)

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT - (continued)

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount
For the Nine Months Ended September 30, 2009:
Net unrealized Gains on securities available-for-sale	$704,392	$(243,015)	$461,377
Reclassification adjustment for gains (losses) realized in net income	-	-	-

Other comprehensive income (loss)	$704,392	$(243,015)	$461,377

For the Nine Months Ended September 30, 2008:
Net unrealized gains on securities available-for-sale	$(391,971)	$133,128	$(258,843)
Reclassification adjustment for gains (losses) realized in net income	-	-	-

Other comprehensive income (loss)	$(391,971)	$133,128	$(258,843)

For the Three Months Ended September 30, 2009:
Net unrealized losses on securities available-for-sale	$624,943	$(215,605)	$409,338
Reclassification adjustment for gains (losses) realized in net income	-	-	-

Other comprehensive income (loss)	$624,943	$(215,605)	$409,338

For the Three Months Ended September 30, 2008:
Net unrealized losses on securities available-for-sale	$(20,154)	$6,953	$(13,201)
Reclassification adjustment for gains (losses) realized in net income	-	-	-

Other comprehensive income (loss)	$(20,154)	$6,953	$(13,201)

Accumulated other comprehensive income consists solely of net unrealized gains and losses on securities available for sale, net of the deferred tax effects.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

(Unaudited)

NOTE 4 - INVESTMENT SECURITIES

Securities Available-for-Sale

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
September 30, 2009
Government-sponsored enterprises	$13,598,580	$300,702	$12,770	$13,886,512
Obligations of state and local governments	12,438,579	532,847	812	12,970,614
Other	200,000	-		200,000

Total	$26,237,159	$833,549	$13,582	$27,057,126

December 31, 2008
Government-sponsored enterprises	$18,786,403	$260,935	$8,883	$19,038,455
Obligations of state and local governments	8,463,297	50,340	183,173	8,330,464
Other	450,000	-	3,644	446,356

Total	$27,699,700	$311,275	$195,700	$27,815,275

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Less Than 12 Months
Government-sponsored enterprises	$1,889,406	$12,770	$505,611	$8,883
Obligations of state and local governments	-	-	3,742,860	148,416
Other	-	-	196,356	3,644

	1,889,406	12,770	4,444,827	160,943
12 Months or More
Obligations of state and local governments	399,188	812	205,243	34,757

Obligations of state and local governments	$2,288,594	$13,582	$4,650,070	$195,700

There were a total nine available-for-sale securities that were in a loss position at September 30, 2009. Of these securities, one was in a loss position of twelve months or more, which consisted of an obligation of a state and local government. The Company believes that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers these losses to be temporary. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized costs.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

(Unaudited)

NOTE 4 - INVESTMENT SECURITIES - (continued)

Securities Held-To-Maturity

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
September 30, 2009
Obligations of state and local governments	$564,786	$12,171	$-	$576,957

December 31, 2008 -
Obligations of state and local governments	$1,319,596	$15,630	$-	$1,335,226

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows

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

Assets Measured at Fair Value on a Recurring Basis

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Securities Available-for-Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

(Unaudited)

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS - (continued)

The table below presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2009, and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
September 30, 2009
Available for sale securities	$27,057,126	$-	$27,057,126	$-

December 31, 2008
Available for sale securities	$27,815,275	$-	$27,815,275	$-

There were no liabilities carried at fair value at September 30, 2009 or December 31, 2008.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis, but subject to fair value in certain circumstances, such as when there is evidence of impairment that may require write-downs. The write-downs of the Company’s more significant assets or liabilities, which are measured on a nonrecurring basis are based on the lower of amortized or estimated fair value.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Impaired Loans - The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans that are deemed impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs.

Other Real Estate Owned - Other real estate owned consists of assets acquired in settlement of loans, and is carried at the lower of carrying value or fair value on a non-recurring basis. The fair value is dependent primarily upon independent appraisals, which the Company considers level 2 inputs.

The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2009, and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall

	Total	Level 1	Level 2	Level 3
September 30, 2009
Impaired loans	$2,520,895	$-	$2,520,895	-
Other real estate owned	180,000		180,000	-

Total assets at fair value	$2,700,895	$-	$2,700,895	$-

December 31, 2008
Impaired loans	$696,243	$-	$696,243	$-
Other real estate owned	75,000		75,000	-

Total assets at fair value	$771,243	$-	$771,243	$-

There were no liabilities carried at fair value at September 30, 2009 or December 31, 2008.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

(Unaudited)

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS - (continued)

Fair Value Disclosures

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. Premise and equipment, accrued interest receivable, other assets, accrued interest payable and other liabilities are not considered financial instruments. The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are typically for a term of one day, and the carrying amount approximates the fair value.

Time Deposits with Other Banks - The carrying value of these instruments is a reasonable estimate of fair value.

Investment Securities - The fair values of marketable securities held-to-maturity are based on quoted market prices or dealer quotes. For securities available-for-sale, fair value equals the carrying amount, which is the quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. The carrying amount of nonmarketable securities is a reasonable estimate of fair value since no ready market exists for these securities.

Loans Receivable - For certain categories of loans receivable, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

Demand Deposits - The fair value of demand deposits, interest–bearing transaction, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Short-term Borrowings - The carrying value of securities sold under agreements to repurchase is a reasonable estimate of fair value because these instruments typically have terms of one to seven days.

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30 2009		December 31 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$13,433,559	$10,886,732	$3,468,965	$3,468,965
Federal funds sold	2,933,000	3,475,000	13,146,000	13,146,000
Time deposits with other banks	1,500,000	1,500,000	1,500,000	1,500,000
Securities available-for-sale	27,057,126	27,557,448	27,815,275	27,815,275
Securities held-to-maturity	564,786	576,957	1,319,596	1,335,226
Nonmarketable equity securities	302,300	302,300	508,435	508,435
Loans receivable, gross	117,483,623	116,739,942	113,704,520	115,087,126

Financial Liabilities:
Demand deposit, interest-bearing transaction, money market, and savings accounts	$54,870,051	$54,870,051	$53,160,272	$53,160,272
Time deposits	92,101,009	92,370,459	92,553,713	93,215,467

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

(Unaudited)

NOTE 6 - SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through November 12, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2009 compared to December 31, 2008, and the results of operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Net interest income for the nine months ended September 30, 2009, was $4,084,693, compared to $4,342,875 for the same period last year, a decrease of $258,152, or 5.94%. For the quarter ended September 30, 2009, net interest income was $1,389,655 compared to $1,562,928 for the quarter ended September 30, 2008, a decrease of $173,273, or 11.09%. The decrease in both periods was significantly impacted by the decline of the excess of interest earnings assets over interest bearing liabilities, which was $8,336,069 and $10,439,461 for the nine and three months September 30, 2009, respectively. However, this was mitigated by the average volume of approximately 97% of fixed rate loans included in our loan portfolio for all periods presented.

For the nine months ended September 30, 2009, average-earning assets totaled $149,737,249 with an annualized average yield of 5.97%, compared to $155,862,037 and 6.48%, respectively, for the same period last year. Average interest-bearing liabilities totaled $131,310,291 with an annualized average cost of 2.65% for the nine months ended September 30, 2009, compared to $129,099,010 and 3.33%, respectively, for the same period last year. For the quarter ended September 30, 2009, average-earning assets totaled $149,244,378 with an annualized average yield of 5.81%, compared to $154,005,379 and 6.42%, respectively, for the same period last year. Average interest-bearing liabilities totaled $132,998,368 with an annualized average cost of 2.38% for the three months ended September 30, 2009, compared to $127,319,908 and 2.88%, respectively, for the same period last year.

Our annualized yield on earning assets decreased 51 and 61 basis points during the nine months and quarter ended September 30, 2009, respectively, from the annualized yield on earnings assets for the same periods last year. Annualized average cost of our interest-bearing liabilities decreased 68 and 50 basis points during the nine months and quarter ended September 30, 2009, respectively, from the annualized average cost of our interest-bearing liabilities for the same periods last year.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Net Interest Income – (continued)

Our net interest margin and net interest spread was 3.65% and 3.32%, respectively for the nine months ended September 30, 2009, compared to 3.72% and 3.15%, respectively for the nine months ended September 30, 2008. For the quarter ended September 30, 2009 our net interest margin and our net interest spread was 3.69% and 3.44%, respectively compared to 4.04% and 3.54%, respectively, for the quarter ended September 30, 2008. The increases in both periods were primarily attributable to the increase in the average volume of our loans, which generally are our highest yielding assets.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 77.04% and 72.02% of average earning assets for the nine months ended September 30, 2009 and 2008, respectively, and 77.32%, and 73.05% for the quarter ended September 30, 2009 and 2008, respectively. Loan interest income for the nine months ended September 30, 2009 totaled $5,849,283 compared to $6,272,236 for the same period in 2008. The annualized average yield on loans was 6.78% and 7.46% for the nine months ended September 30, 2009 and 2008, respectively. Loan interest income for the quarter ended September 30, 2009 totaled $1,917,447 compared to $2,085,417 for the same period in 2008. For the quarter ended September 30, 2009 and 2008 the annualized average yield on loans was 6.59% and 7.37%, respectively. Average balances of loans increased to $115,358,256 during the nine months ended September 30, 2009, an increase of $3,107,223 over the average of $112,251,033 during the comparable period in 2008. For the quarter ended September 30, 2009, the average balances of loans increased by $2,897,349 over the average balances of loans of $112,499,494 for the quarter ended September 30, 2008, to $115,396,843, for the quarter ended September 30, 2009. The decline in the yield on loans for both periods was attributable to the decline in the interest rate market. The effect of the decline in the market interest rate was minimized by the significant volume of our fixed rate loans included in our loan portfolio. Fixed rate loans averaged approximately 97% of our loan portfolio for all periods presented.

Investment securities averaged $27,693,191, or 18.49% of average earning assets, for the nine months ended September 30, 2009, compared to $34,632,271, or 22.22% of average earning assets, for the same period in 2008. For the quarter ended September 30, 2009, investment securities averaged $28,160,742, or 18.87%, of average earning assets compared to $35,999,146, or 23.38%, of average earnings assets, for the same period in 2008. Interest earned on investment securities was $778,714 for the nine months ended September 30, 2009, compared to $1,135,728 for the same period last year. For the quarter ended September 30, 2009, interest earned on investment securities was $251,852 compared to $369,519 for the same period last year. Investment securities yielded 3.76% and 4.38% for the nine months ended September 30, 2009 and 2008, respectively. For the quarter ended September 30, 2009 and 2008 the yields on investment securities was 3.55% and 4.08%, respectively.

Total interest expense for the nine months ended September 30, 2009 and 2008 was $2,597,975 and $3,220,987, respectively. For the quarter ended September 30, 2009 and 2008, interest expense was $797,485 and $921,065, respectively. The largest component of interest expense is interest on deposit accounts. Interest expense for deposit accounts was $2,597,968 and $3,214,631 for the nine months ended September 30, 2009 and 2008, respectively. For the quarter ended September 30, 2009 and 2008, interest expense for deposit accounts was $797,485 and $919,982, respectively. The average balance of interest bearing deposits increased to $131,309,010 during the nine months ended September 30, 2009 from $128,755,217 during the same period last year. During the quarter ended September 30, 2009, the average balances of interest bearing deposits increased to $132,998,368 from $126,938,582 for the same period last year. The annualized average cost of deposits was 2.65% for the nine months ended September 30, 2009, compared to 3.34% for the same period in 2008. For the quarter ended September 30, 2009 and 2008, the annualized average cost of deposits was 2.38% and 2.88%, respectively.

For the nine months ended September 30, 2009 and 2008, the total annualized average cost of funds was 2.65% and 3.33%, respectively. The overall cost of funds was 2.38% and 2.88% for the quarter ended September 30, 2009, and 2008, respectively.

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

The allowance for loan losses was 1.72% and 1.65% of total loans at September 30, 2009 and 2008 respectively. The allowance for loan losses at September 30, 2009 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance. Accordingly, we believe the allowance as of September 30, 2009 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2009, the provision charged to expense was $290,000 as compared to $175,000 for the same period in 2008. For the three months ended September 30, 2009 and 2008, the provision charged to expense was $110,000 and $75,000 respectively.

Noninterest Income

Noninterest income for the nine months ended September 30, 2009 was $477,681 a decrease of $48,116, or 9.15% from the comparable period in 2008. This decline is primarily attributable to the decrease of $37,214 in service charges earned on deposit accounts during nine months ended September 30, 2009. For the quarter ended September 30, 2009, noninterest income decreased $15,703, or 9.29% over the same period in 2008. Compared to the three months ended September 30, 2008, service charges on deposit accounts decreased $8,554 during the comparable period of 2009. The decrease in service charges for both periods is attributable to the closing of problematic deposit accounts.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2009 and 2008 was $3,438,512 and $2,840,988, respectively. This represented an increase in noninterest expense of $597,524, or 21.03%. This increase is mainly attributable to the write down of investments totaling $461,935 that we had in a financial institution that was seized by the Federal Deposit Insurance Corporation (FDIC). Salaries and employee benefits decreased $24,155, or 1.58%, from $1,527,778 for the nine months ended September 30, 2008 to $1,503,623 for the comparable period in 2009. For the nine months ended September 30, 2009, other operating expense was $1,460,005, or $589,575 higher than the nine months ended September 30, 2008. This increase includes the write down of the investments mentioned above plus $146,306 increase in FDIC deposit insurance. Net occupancy and equipment expense increased from $442,780 for the nine ended September 30, 2008 to $474,884 for the comparable period in 2009.

For the quarter ended September 30, 2009, noninterest expense increased $40,980, or 4.26% over the same period in 2008. Noninterest expense was $1,003,387 and $962,407 for the quarter ended September 30, 2009 and 2008, respectively. The increase is mainly due to the increase in FDIC deposit insurance. Compared to the quarter ended September 30, 2008, salaries and benefits decreased $13,071 or 2.52% to $505,898 net occupancy and equipment expense increased $9,921, or 6.34% to $166,488 and other operating expenses increased $44,130, or 15.38% to $331,001. The $44,130 increase in other operating expenses includes an increase of $29,393 in FDIC deposit insurance.

Income Taxes

The income tax provision for the nine months ended September 30, 2009 and 2008 was $237,638 and $584,093, respectively. For the quarter ended September 30, 2009 and 2008, the income tax provision was $117,000 and $224,575, respectively. The decrease in both periods in the provision resulted primarily from the decrease in net income before taxes. The tax provision was also impacted by the relationship of the amount of non deductible items for income tax purposes that were included in net income before taxes.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2009 of $596,224 as compared to $1,268,591 for the same period in 2008. This represents a decrease of $672,367, or 53.00% from the same period in 2008. Net income for the quarter ended September 30, 2009 decreased $157,381, or 33.48% from the same period in 2008.

Assets and Liabilities

During the first nine months of 2009, total assets increased $2,186,661, or 1.33%, when compared to December 31, 2008. The increase in total assets was mainly attributable to loans receivable, which increased $3,779,103. This increase was reduced by the reduction of investment securities totaling $1,719,094.

For the nine months ended September 30, 2009 total liabilities increased $1,573,270, or 1.07% from December 31, 2008, resulting mainly from the increase in deposits of $1,257,075, or 0.86%.

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

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Loans

At September 30, 2009, our total loans were $117,483,623 compared to $113,704,520 at December 31, 2008, an increase of $3,779,103, or 3.32%. At September 30, 2009 and 2008, approximately 97% of our loan portfolio consisted of fixed rate loans. Balances within the major loans receivable categories as of September 30, 2009 and December 31, 2008 are as follows

	September 30 2009	December 31 2008
Real estate – construction	$2,959,543	$4,564,879
Real estate – mortgage	33,872,710	31,204,675
Commercial and industrial	71,035,375	68,540,891
Consumer and other	9,615,995	9,394,075

	$117,483,623	$113,704,520

Risk Elements in the Loan Portfolio

The following table sets forth the Company’s nonperforming assets at the dates indicated:

	September 30,
	2009	2008
Nonaccrual loans	$2,930,598	$1,065,235
Total loans impaired not in nonaccrual	5,111,364	-
Loans 90 days or more past due and still accruing interest	2,313	17,052

Total impaired and nonperforming loans	8,044,275	1,082,287
Other real estate owned	180,000	-

Total impaired and nonperforming assets	$8,224,275	$1,082,287

Nonperforming assets to period end loans	7.00%	0.95%

At September 30, 2009 and 2008, total impaired and nonperforming assets totaled $8,224,274 and $1,082,287, respectively. Nonaccrual loans of $2,930,598 and $1,065,235 were included in impaired loans at September 30, 2009 and 2008, respectively. The impaired loans had specific valuation allowances of $920,327 and $159,785 at September 30, 2009 and 2008, respectively. The average balances of impaired loans during the nine months ended September 30, 2009 and 2008 were $5,905,203 and $1,011,552, respectively.

During the fourth quarter 2008, we employed a more robust process for reviewing and categorizing loans, which caused part of the increase in the levels of impaired loans.

At September 30, 2009 real estate or other collateral secured practically all of the loans that were considered impaired. In the event of foreclosure on these loans, there can be no assurance that in liquidation, the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results our internal review process and applying the allowance model methodology are the primary determining factors in management’s assessment of the adequacy of the allowance for loan losses.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2009	2008
Balance, January 1,	$1,981,637	$1,929,319
Provision for loan losses for the period	290,000	175,000
Net loans (charged-off) recovered for the period	(250,910)	(229,134)

Balance, end of period	$2,020,727	$1,875,185

Gross loans outstanding, end of period	$117,483,623	$113,816,271

Allowance for loan losses to loans outstanding	1.72%	1.65%

Deposits

Total deposits increased $1,257,075, or 0.86% from December 31, 2008. Interest-bearing deposits increased $2,393,714 to $132,455,306 at September 30, 2009. Noninterest-bearing deposits decreased $1,136,639 to $14,515,754 at September 30, 2009. Expressed in percentages, interest-bearing deposits increased 1.84% and noninterest-bearing deposits decreased 7.26%.

Balances within the major deposit categories are as follows:

	September 30 2009	December 31 2008
Noninterest-bearing demand deposits	$14,515,754	$15,652,393
Interest-bearing demand deposits	21,342,473	21,065,476
Savings deposits	19,011,824	16,442,403
Certificates of deposits	92,101,009	92,553,713

	$146,971,060	$145,713,985

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was 79.94% at September 30, 2009 and 78.03% at December 31, 2008.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available-for-sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At September 30, 2009 the Bank had available an unused short-term line of credit to purchase up to $7,000,000 of federal funds from unrelated correspondent institutions. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of September 30, 2009, the available credit totaled approximately $24,680,000 and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket lien on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Nine Months and Three Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008 – Net Interest Income,” our net interest margin decreased during both periods. If net interest margin continue to decline, net income would probably decline as well.

Capital Resources

Total shareholders’ equity increased from $17,693,418 at December 31, 2008 to $18,306,809 at September 30, 2009. The net increase of $613,391 is attributable to earnings for the period of $596,224, less the payment cash dividends of $252,690, the net decrease of $191,520 from the sales and purchases of treasury stock and the net increase of $461,377 in the fair value of securities available-for-sale, net of income taxes.

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

The following table summarizes the Bank’s risk-based capital at September 30, 2009:

Shareholders’ equity	$17,664,171
Less: intangibles	-

Tier 1 capital	17,664,171
Plus: allowance for loan losses (1)	1,586,950

Total capital	$19,251,121

Net risk-weighted assets	$126,956,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.91%
Total capital (to risk-weighted assets)	15.17%
Tier 1 capital (to quarterly average assets)	10.67%

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2009, we had issued commitments to extend credit of approximately $8,055,000 and standby letters of credit of approximately $810,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

COMMUNITYCORP

Date: November 12, 2009	By:	/S/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: November 12, 2009	By:	/S/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer