Form 10-K
period 2009-12-31
COMMUNITYCORP
filed 2010-03-29
CIK 1020347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

X	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $17,749,128 as of March 26, 2010.

The number of shares of common stock outstanding as of March 26, 2010, was 234,003.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the year ended December 31, 2009

Proxy Statement for the Annual Meeting of April 28, 2010

COMMUNITYCORP

PART I

FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains “forward-looking statements” within the meaning of within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to those described below under Risk Factors and the following:

•

reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;
•	adequacy of the level of our allowance for loan losses;
•	the rate of delinquencies and amounts of charge-offs;
•	challenges, costs and complications associated with the continued development of our branches;
•	changes in political conditions or the legislative or regulatory environment;
•	significant increases in competitive pressure in Bank of Walterboro’s banking and financial services industries;
•

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	adverse conditions in the stock market, the public debt market, and other capital markets;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

These risks are exacerbated by the developments over the past two years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2008 and 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•

Deposit Services.  The bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered by other banks in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs). Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $250,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. The FDIC’s temporary increase of coverage up to $250,000 from $100,000 for each non-retirement depositor expires on December 31, 2013. The bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts

•

Loan Products.  The bank offers a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The bank also makes real estate construction and acquisition loans. The bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to us), in general we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the bank’s unimpaired capital and surplus. We may not make any loans to any director, officer, employee, or 10% shareholder of the bank unless the loan is approved by our board of directors and is made on terms not more favorable to such a person than would be available to a person not affiliated with us.

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

Competition

The Bank of Walterboro generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. South Carolina law also permits interstate banking whereby out-of-state banks and bank holding companies are allowed to acquire and merge with South Carolina banks and bank holding companies, as long as the South Carolina State Board of Financial Institutions gives prior approval for the acquisition or merger. A number of large banking organizations currently operate in the market areas of the Bank of Walterboro, some of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks. See “Supervision and Regulation.”

The Bank of Walterboro faces increased competition from both federally-chartered and state-chartered financial and thrift institutions, as well as credit unions, consumer finance companies, insurance companies and other institutions in the Bank of Walterboro’s market areas. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the Bank of Walterboro. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than the Bank of Walterboro and offer certain services that the Bank of Walterboro does not currently provide. In addition, some of these competitors have several branch offices located throughout the extended market areas of the Bank of Walterboro that we believe may provide these competitors with an advantage in geographic convenience that the Bank of Walterboro does not have at present. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can The Bank of Walterboro.

Employees

As of December 31, 2009, the Bank had forty-two full time and five part time employees. The Company had no employees.

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

Recent Regulatory Developments

The following is a summary of recently enacted laws and regulations that could materially impact our business, financial condition or results of operations. This discussion should be read in conjunction with the remainder of the “Supervision and Regulation” section of this Annual Report on Form 10-K.

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past two years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

•

The Emergency Economic Stabilization Act (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the SEC to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•

On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•

Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

•

Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

•

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

•

A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

•	A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•

A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•	Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

•

On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

•

On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•

The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

•

The second plan is the Securities Program, which is administered by the U.S. Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The U.S. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers. As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by the U.S. Treasury representing $12.4 billion of total equity capital. The U.S. Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage-backed securities and commercial mortgage backed securities and cash equivalents pending investment.

•	On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009;

•

On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011; and

•

On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund. Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending. As proposed, only small- and medium-sized banks would qualify to participate in the program.

As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly in 2009. We have elected not to participate in the TARP Capital Purchase Program, but will consider participating in similar programs, if any, announced in the future. Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

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

Permitted Activities.  Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;
•	leasing personal or real property;
•	operating a non-bank depository institution, such as a savings association;
•	trust company functions;
•	financial and investment advisory activities;
•	conducting discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;
•	performing selected data processing services and support services;
•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	performing selected insurance underwriting activities.

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

Bank of Walterboro

The Bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2013, and the bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.

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

As of December 31, 2009, the bank was deemed to be “well capitalized.

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

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	The Credit Card Accountability, Responsibility, and Disclosure Act of 2009, governing interest rate increases and fee limits; and

•	The Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments also took into account each institution’s reliance on secured liabilities and brokered deposits. This resulted in assessments ranging from 7 to 77.5 basis points. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. This special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund. We paid this one-time special assessment in the amount of $72,425 to the FDIC at the end of the third quarter 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $897,168 in prepaid risk-based assessments, which included $109,650 related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $787,518 million in prepaid deposit insurance is included in accrued prepaid expenses for 2009. As a result, we incurred increased insurance costs during 2009 than in previous periods.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

Proposed Legislation and Regulatory Action.  Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. On June 17, 2009, the U.S. Treasury released a white paper entitled “Financial Regulatory Reform — A New Foundation: Rebuilding Financial Supervision and Regulation” (the “Proposal”) which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following five key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

The Proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws.

On November 10, 2009, Senate Banking Committee chairman Christopher Dodd proposed a significant regulatory reform bill that includes many of the features of the Proposal, including consolidating financial regulators, imposing higher capital requirements on financial institutions, remaking the derivatives industry, and shifting consumer protection from an overlapping patchwork of regulators to a single new commission, the CFPA. This bill is still pending approval of the US Congress and many subsequent amendments have been proposed. If this bill is adopted as proposed, we may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

On February 2, 2 010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund. Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending. As proposed, only small- and medium-sized banks would qualify to participate in the program.

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

Negative developments from the latter half of 2007 through 2009 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department’s CPP, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

As described above under “Supervision and Regulation,” in response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced. There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

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

Our FDIC Deposit Insurance premiums have risen significantly in the recent past and may continue to increase in the future as a result of increased assessment rates imposed by the FDIC.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new TLGP, the deposit insurance premium assessments paid by all banks has increased. In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank. In the fourth quarter of 2009, the FDIC collected prepaid insurance assessments for the three years ending December 31, 2012 in an effort to restore fund balances. Continued increases in this expense would have a material adverse effect on our financial condition.

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

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer. During the second half of 2007, the Federal Reserve began to reduce short-term interest rates, which had an adverse effect on our earnings in 2008 and 2009 and may continue to negatively impact our earnings in 2010.

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

Part II

Item 5.     Market for Common Equity and Related Stockholder Matters

In response to this Item, the information contained on page 50 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated herein by reference.

Item 6.     Selected Financial Data

In response to this Item, the information contained on page 3 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated herein by reference.

Item 7.     Management’s Discussion and Analysis or Plan of Operation

In response to this Item, the information contained on pages 8 through 24 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative disclosure about Market Risk

In response to this Item, the information contained on pages 8 through 24 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

In response to this Item, the information contained on pages 26 through 50 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.  Control and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.  Other Information

Not applicable

Part III

Item 10.   Directors, Executive Officers, Corporate Governance of the Registrant

In response to this Item, the information contained on pages 2 through 3 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2010 is incorporated herein by reference.

Item 11.   Executive Compensation

In response to this Item, the information contained on page 6 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2010 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

In response to this Item, the information contained on page 5 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2010 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

In response to this Item, the information contained on page 5 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2010 is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

In response to this Item, the information contained on page 4 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2010 is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

13	Annual Report of Shareholders for the year ended December 31, 2009 (Incorporated by reference)

21.1	Subsidiaries of the Company

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF WALTERBORO

Date:	March 26, 2010	By:	/s/ W. Roger Crook
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

Signature	Title	Date

/s/ W. Roger Crook
W. Roger Crook	President, Director (CEO)	March 26, 2010

/s/ Gwendolyn P. Bunton
Gwendolyn P. Bunton	Vice President (CFO)	March 26, 2010

/s/ Peden B. McLeod
Peden B. McLeod	Director & Chairman of the Board	March 26, 2010

/s/ George W. Cone
George W. Cone	Director & Corporate Secretary	March 26, 2010

/s/ J. Barnwell Fishburne
J. Barnwell Fishburne	Director	March 26, 2010

/s/ Harry L. Hill
Harry L. Hill	Director	March 26, 2010

/s/ Steven D. Murdaugh
Steven D. Murdaugh	Director	March 26, 2010

/s/ Harold M. Robertson
Harold M. Robertson	Director	March 26, 2010

/s/ J. Reaves McLeoad
J. Reaves McLeoad	Director	March 26, 2010

Index To Exhibits

Exhibit No. Description

13	Annual Report of Shareholders for the year ended December 31, 2009 (Incorporated by reference)

21.1	Subsidiaries of the Company

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications