Form 10-Q
period 2010-03-31
COMMUNITYCORP
filed 2010-05-12
CIK 1020347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

233,003 shares of common stock, $5.00 par value, as of April 28, 2010

COMMUNITYCORP

COMMUNITYCORP

PART I. – Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$12,639,293	$14,589,266
Interest-bearing deposits with other banks	6,300,000	1,075,000
Federal funds sold	2,030,000	2,030,000

Total cash and cash equivalents	20,969,296	17,694,266

Time deposits with other banks	1,500,000	1,500,000

Investment securities:
Available-for-sale	21,905,617	24,620,177
Held-to-maturity (estimated market value of $573,126 and $572,115 at March 31, 2010 and December 31, 2009, respectively)	564,857	564,821
Nonmarketable equity securities	302,400	302,300

Total investment securities	22,772,874	25,487,298

Loans receivable	115,463,662	116,458,480
Less allowance for loan losses	(2,069,976)	(2,053,340)

Loans, net	113,393,686	114,405,140

Premises, furniture & equipment, net	3,046,970	3,089,929
Accrued interest receivable	981,686	978,500
Other real estate owned	340,000	340,000
Other assets	1,699,608	1,897,922

Total assets	$164,704,117	$165,393,055

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$13,579,145	$14,163,321
Interest-bearing	132,456,091	132,524,675

Total deposits	146,035,236	146,687,996
Accrued interest payable	609,906	701,979
Other liabilities	285,772	257,427

Total liabilities	146,930,914	147,647,402

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,737,924	1,737,924
Retained earnings	18,528,502	18,440,398
Accumulated other comprehensive income	323,919	286,072
Treasury stock (66,997 shares in 2010 and 65,697 shares in 2009)	(4,317,142)	(4,218,741)

Total shareholders’ equity	17,773,203	17,745,653

Total liabilities and shareholders’ equity	$164,704,117	$165,393,055

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$1,835,457	$1,986,170
Securities	214,583	272,672
Other interest income	12,858	16,380

Total	2,062,898	2,275,222

Interest expense:
Deposit accounts	605,259	922,528
Other interest expense	1	7

	605,260	922,535

Net interest income	1,457,638	1,352,687

Provision for loan losses	365,000	90,000

Net interest income after provision for loan losses	1,092,638	1,262,687

Noninterest income:
Service charges	99,242	129,002
Impairment losses on securities available-for-sale	—	(250,000)
Impairment losses on nonmarketable equity securities	—	(211,935)
Other income	41,511	42,957

Total	140,753	(289,976)

Noninterest expenses:
Salaries and benefits	494,103	510,491
Net occupancy expense	62,931	66,496
Equipment expense	93,380	89,838
Other operating expenses	302,872	263,767

Total	953,286	930,592

Income before taxes	280,105	42,119

Income tax provision	75,000	61,000

Net income (loss)	$205,105	$(18,881)

Earnings per share:

Weighted average common shares outstanding	234,010	236,175

Net income (loss) per common share	$.88	$(.08)

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the three months ended March 31, 2010 and 2009

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2008	300,000	$1,500,000	$1,728,328	$75,701	$18,392,614	$(4,003,225)	$17,693,418

Cash dividends paid ($1.07 per share)					(252,689)		(252,689)

Net income (loss) for the period					(18,881)		(18,881)

Other comprehensive income, net of tax expense of $50,584				96,037			96,037

Comprehensive income							77,156

Purchase of treasury stock						(129,520)	(129,520)

Balance, March 31, 2009	300,000	$1,500,000	$1,728,328	$171,738	$18,121,044	$(4,132,745)	$17,388,365

Balance, December 31, 2009	300,000	$1,500,000	$1,737,924	$286,072	$18,440,398	$(4,218,741)	$17,745,653

Cash dividends paid ($ .50 per share)					(117,001)		(117,001)

Net income for the period					205,105		205,105

Other comprehensive income, net of tax expense of $19,934				37,847			37,847

Comprehensive income							242,952

Purchase of treasury stock						(98,401)	(98,401)

Balance, March 31, 2010	300,000	$1,500,000	$1,737,924	$323,919	$18,528,502	$(4,317,142)	$17,773,203

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$205,105	$(18,881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	365,000	90,000
Depreciation expense	59,536	67,219
Net premium amortization of investment securities	18,309	16,407
Net amortization (accretion) of loan fees and costs	898	(5,506)
Impairment losses on securities available for sale	—	250,000
Impairment losses on nonmarketable equity securities	—	211,935
(Increase) decrease in accrued interest receivable	(3,186)	53,565
Decrease in accrued interest payable	(92,073)	(58,251)
Decrease in other assets	198,314	189,574
Increase (decrease) in other liabilities	8,411	(111,622)

Net cash provided by operating activities	760,314	684,440

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	3,153,996	8,463,771
Purchases of securities available-for-sale	(400,000)	(4,624,492)
Proceeds from maturities of securities held-to-maturity	—	101,000
Purchases of nonmarketable equity securities	(100)	(5,900)
Net (increase) decrease in loans to customers	645,556	(2,843,073)
Purchases of premises and equipment	(16,577)	(46,252)

Net cash by investing activities	3,382,875	1,045,054

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(1,687,054)	1,488,981
Net increase (decrease) in time deposits	1,034,294	(1,511,946)
Cash dividends paid	(117,001)	(252,689)
Purchase of treasury stock	(98,401)	(129,520)

Net cash used by financing activities	(868,162)	(405,174)

Net increase in cash and cash equivalents	3,275,027	1,324,320

Cash and cash equivalents, beginning of period	17,694,266	16,614,965

Cash and cash equivalents, end of period	$20,969,293	$17,939,285

Cash paid during the period for:

Income taxes	$—	$87,700
Interest	$697,333	$980,786

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2010 and for the interim periods ended March 31, 2010 and 2009 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire calendar year. The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2009 Annual Report.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In January 2010, compensation guidance was updated to reflect the SEC’s views of when escrowed share arrangements are considered to be compensatory. Historically the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. Facts and circumstances may indicate that the arrangement is an incentive made to facilitate a transaction on behalf of the company if the escrowed shares will be released or canceled without regard to continued employment. In such cases, the SEC staff generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly issued securities. The SEC staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The guidance is effective upon issuance and had no impact on the Company’s financial statements.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Consolidation guidance was amended in February 2010 to defer guidance regarding the analysis of interests in variable interest entities issued in June 2009 for entities having attributes of investment companies or that apply investment company measurement principles. Disclosure requirements provided in the June 2009 guidance were not deferred. The amendments were effective January 1, 2010 and had no effective on the Company’s financial statements.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features were not exempt from potential bifurcation and separate accounting. The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted. The Company does not expect these amendments to have any impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Expense (Benefit)	Net-of-tax Amount
For the Three Months Ended March 31, 2010:
Unrealized gains on securities available-for-sale	$57,781	$19,934	$37,847
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income - net unrealized gains on securities	$57,781	$19,934	$37,847

For the Three Months Ended March 31, 2009:
Unrealized gains on securities available-for-sale	$396,621	$136,834	$259,787
Reclassification adjustment for gains (losses) realized in net income	(250,000)	(86,250)	(163,750)

Other comprehensive income - net unrealized gains on securities	$146,621	$50,584	$96,037

Accumulated other comprehensive income consists of the net unrealized gains and (losses) on securities available for sale, net of the deferred tax effects.

NOTE 4 - RECLASSIFICATIONS

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended March 31, 2009 were reclassified to conform to the March 31, 2010 presentation.

NOTE 5 - INVESTMENT SECURITIES

Securities Available-for-Sale

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
March 31, 2010

Government-sponsored enterprises	$9,364,620	$254,969	$8,594	$9,610,995
Obligations of state and local governments	11,846,465	274,601	26,444	12,094,622
Other	200,000	—	—	200,000

Total	$21,411,085	$529,570	$35,038	$21,905,617

December 31, 2009

Government-sponsored enterprises	$11,550,964	$244,051	$27,959	$11,767,056
Obligations of state and local governments	12,432,461	247,181	26,521	12,653,121
Other	200,000	—	—	200,000

Total	$24,183,425	$491,232	$54,480	$24,620,177

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 - INVESTMENT SECURITIES – (continued)

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Less Than 12 Months
Government-sponsored enterprises	$1,191,406	$8,594	$1,874,183	$27,959
Obligations of state and local governments	808,753	19,352	887,972	17,701

	2,000,159	27,946	2,762,155	45,660
12 Months or More
Obligations of state and local governments	192,908	7,092	191,180	8,820

Obligations of state and local governments	$2,193,067	$35,038	$2,953,335	$54,480

A total of nine available-for-sale securities were in a loss position at March 31, 2010. Of these securities, one was in a loss position of twelve months or more, which consisted of an obligation of a state and local government. The Company believes that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers these losses temporary. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized costs. Management evaluates investment securities in a loss position based on length of impairment, severity of impairment and other factors.

Management determined that impairment related to certain securities were not temporary in nature at March 31, 2009. Other then temporary impairment losses were $461,935 for the quarter ended March 31, 2009. There were no other than temporary impairment losses for the quarter ended March 31, 2010.

The amortized cost and estimated fair values of securities available-for-sale based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

	March 31, 2010
	Amortized Cost	Fair Value
Due in one year or less	$201,412	206,620
Due after one year but within five years	2,538,509	2,593,360
Due after five years but within ten years	8,752,927	8,930,920
Due after ten years	3,862,641	3,874,545

	15,355,489	15,605,445
Mortgage-backed securities	6,055,596	6,300,172

Total	$21,411,085	$21,905,617

Securities Held-To-Maturity

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
March 31, 2010 -
Obligations of state and local governments	$564,857	$8,269	$—	$573,126

December 31, 2009 -
Obligations of state and local governments	$564,821	$7,294	$—	$572,115

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 - INVESTMENT SECURITIES – (continued)

The amortized cost and estimated fair values of securities held-to-maturity based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

	March 31, 2010
	Amortized Cost	Fair Value
Due in one year or less	$265,000	$265,027
Due after one year but within five years	99,857	101,591
Due after five years but within ten years	200,000	206,508

Total	$564,857	$573,126

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

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

(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

Assets Measured at Fair Value on a Recurring Basis

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Securities Available-for-Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those securities traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the- counter markets, and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

The table below presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2010, and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
March 31, 2010

Available for Sale Securities:
Government-sponsored enterprises	$9,610,995	$—	$9,610,995	$—
Obligations of state and local governments	12,094,622	—	12,094,622	—
Other	200,000	—	200,000

Total	$21,905,617	$—	$21,905,617	$—

December 31, 2009

Available for Sale Securities:
Government-sponsored enterprises	$11,767,056	$—	$11,767,056	$—
Obligations of state and local governments	12,653,121	—	12,653,121	—
Other	200,000	—	200,000	—

Total	$24,620,177	$—	$24,620,177	$—

There were no liabilities carried at fair value at March 31, 2010 or December 31, 2009.

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

Other Real Estate Owned - Other real estate owned consists of assets acquired in settlement of loans and is carried at the lower of carrying value or fair value on a non-recurring basis. The fair value is dependent primarily upon independent appraisals, which the Company considers Level 2 inputs.

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2010, and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
March 31, 2010
Impaired loans	$8,730,112	$—	$8,730,112	—
Other real estate owned	340,000	—	340,000	—

Total assets at fair value	$9,070,112	$—	$9,070,112	$—

December 31, 2009
Impaired loans	$8,758,272	$—	$8,758,272	—
Other real estate owned	340,000	—	340,000	—

Total assets at fair value	$9,098,272	$—	$9,098,272	$—

There were no liabilities carried at fair value at March 31, 2010 or December 31, 2009.

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

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	March 31 2010		December 31 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$18,939,293	$18,939,293	$15,664,266	$15,664,266
Federal funds sold	2,030,000	2,030,000	2,030,000	2,030,000
Time deposits with other banks	1,500,000	1,500,000	1,500,000	1,500,000
Securities available-for-sale	21,905,617	21,905,617	24,620,177	24,620,177
Securities held-to-maturity	564,857	573,126	564,821	572,115
Nonmarketable equity securities	302,400	302,400	302,300	302,300
Loans receivable, gross	115,463,662	115,700,298	116,458,480	115,567,742

Financial Liabilities:
Demand deposit, interest-bearing transaction, money market, and savings accounts	$52,472,214	$52,472,214	$54,159,268	$54,159,268
Time deposits	93,563,022	93,903,299	92,528,728	92,710,544

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Off-Balance Sheet Financial Instruments:
Commitments	$6,786,000	$—	$7,064,000	$—
Standby letters of credit	810,000	—	825,000	—

NOTE 7 - SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2010 compared to December 31, 2009, and the results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. These comments should be read in conjunction with the Company’s condensed financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

Net income for the quarter ended March 31, 2010 was $205,105, or $0.88 per share, compared to a net loss of $18,881, or a loss of $0.08 per share, for the quarter ended March 31, 2009, resulting in an increase of $223,986.

The increase in net income during the first quarter of 2010 is mostly attributable to not having any impairment losses on our investment securities. In the first quarter of 2009 we recognized impairment losses of $461,935 on our investment securities.

Disregarding the impairment losses for the first quarter of 2009, our net income for the quarter ended March 31, 2009, would have been approximately $281,000, compared to $205,105, a decrease of approximately $76,000 for the first quarter of 2010. Defaults by borrowers increased substantially during 2009 and continues into 2010, resulting in the recording of higher provisions for credit losses and higher net charge-offs. For the quarter ended March 31, 2010, we recorded a provision for loan losses of $365,000 compared to $90,000 for the first quarter of 2009. Our net charge offs for the comparable periods were $348,364 and $18,378, respectively.

Our 2010 operating results, compared to 2009, were also negatively impacted by the increase in the rates for our deposit insurance. Compared to the first quarter of 2009 our federal deposit insurance premiums increased $30,816.

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

Net interest income for the quarter ended March 31, 2010, was $1,457,638, compared to $1,352,687 for the same period last year, an increase of $104,951, or 7.76%. This increase is mainly attributable to the decline in market interest rates, which resulted in the average cost of our interest-bearing liabilities declining 105 basis points, while our the average yield on our earning assets declined only 52 basis points. The high percentage of fixed rate loans, which we maintain, tends to minimize the effect of falling interest rates.

For the quarter ended March 31, 2010, average-earning assets totaled $147,175,520 with an annualized average yield of 5.68%. Average earning assets and annualized average yield were $148,775,931 and 6.20%, respectively, for the quarter ended March 31, 2009. For the quarter ended March 31, 2010, average interest-bearing liabilities totaled $131,122,735 with an annualized average cost of 1.87%. Average interest-bearing liabilities and annualized average cost were $128,251,115 and 2.92%, respectively, for the quarter ended March 31, 2009.

Our net interest margin and net interest spread were 4.02% and 3.81% for the quarter ended March 31, 2010 compared to 3.69% and 3.28%, respectively for the quarter ended March 31, 2009. The increases were primarily attributable to the increase in the average volume of our loans, which generally are our highest yielding assets. For the quarter ended March 31, 2010 and 2009, the average volume of our loans was 79.01% and 77.37% of our total average earnings assets, respectively.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Net Interest Income – (continued)

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 79.01% and 77.37% of average earning assets for the quarter ended March 31, 2010 and 2009, respectively. Loan interest income was $1,835,457 and $1,986,170 for quarter ended March 31, 2010 and 2009, respectively. The annualized average yield on loans was 6.40% and 7.00% for the quarter ended March 31, 2010 and 2009, respectively. Average balances of loans increased to $116,289,894 during the quarter ended March 31, 2010, an increase of $1,177,208 over the average of $115,112,686 during the quarter ended March 31, 2009. The decrease in the annualized yield on loans is mainly attributable to the decline in market interest rates and to the significant increase of $329,986 and $1,364,882 in net loans charged off and in nonaccruing loans, respectively. Fixed rate loans averaged approximately 97% of our loan portfolio for the first quarter of 2010 and 2009.

Investment securities averaged $23,926,625 or 16.26% of average earning assets, for first quarter of 2010 compared to $27,853,945 or 18.72% of average earning assets, for the same period in 2009. Interest earned on investment securities amounted to $214,583 for the quarter ended March 31, 2009, compared to $272,672 for the comparable period last year. Investment securities yielded 3.64% and 3.97% for the quarter ended March 31, 2010 and 2009, respectively.

Total interest expense for the quarter ended March 31, 2010 and 2009 was $605,260 and $922,535 respectively. The largest component of interest expense is interest on deposit accounts. Interest expense on deposit accounts was $605,259 and $922,528, for the quarter ended March 31, 2010 and 2009, respectively. The average balance of interest bearing deposits increased to $131,122,146 during the quarter ended March 31, 2010 from $128,247,215 for the quarter ended March 31, 2009. The annualized average cost of deposits was 1.87% for the quarter ended March 31, 2010 compared to 2.92% for the same period in 2009.

For the quarter ended March 31, 2010 and 2009, interest expense on other interest-bearing liabilities was insignificant.

Provision and Allowance for Loan Losses

We provide for loan losses using the allowance method. Increase to the allowance result from recording a provision for loan losses. Loan losses and recoveries are charged to the allowance. Charge-offs to the allowance are made when all or a portion of the loan is confirmed as a loss based on our review of the loan, through possession of the underlying security, or through a troubled debt restructuring transaction. Likewise, recoveries offset these increases through credits to the allowance.

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

The allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination

The allowance for loan losses was 1.79% and 1.76% of total loans at March 31, 2010 and 2009, respectively. We believe the allowance for loan losses at March 31, 2010 is reflective of the results of our allowance model methodology and accordingly, we believe the allowance as of March 31, 2010 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For both the three months ended March 31, 2010 and 2009, the provision charged to expense was $365,000 and $90,000, respectively.

Noninterest Income

Noninterest income for the first quarter of 2010 was $140,753 compared to a net noninterest loss of $289,976 for the first quarter of 2009, respectively. The increase in the first quarter of 2010 other incomes is mostly attributable to the write down of our investment securities for being other than temporarily impaired during the first quarter of 2009. Before the write downs, other noninterest income for the first quarter of 2009 is $171,959 compared to $140,753 for the first quarter of 2010, resulting in a net decrease of $31,206. Our service charges for the first quarter of 2010 were $29,690 less than what they were for the first quarter of 2009. This decrease is due in part to the decline in our noninterest-bearing deposits and to the closing of problematic deposit accounts.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2010 and 2009 was $953,286 and $930,592, respectively. This represented an increase in noninterest expense of $22,694, or 2.44%. Salaries and employee benefits decreased $16,388, or 3.21%, from $510,491 for the three months ended March 31, 2009 to $494,103 for the comparable period in 2010, mainly as the result of the reduction of $22,642 in employee benefits. For the three months ended March 31, 2010, other operating expense was $302,872, or $39,105, higher than the three months ended March 31, 2009. This increase is mainly attributable to the increase in federal deposit insurance premiums, which was $30,816 higher for the first quarter of 2010 compared to the first quarter of 2009. The total of net occupancy and equipment expense was $156,311 and $156,334 for the first quarter of 2010 and 2009, respectively.

Income Taxes

The income tax provision for the three months ended March 31, 2010 was $75,000 compared to $61,000 for the same period in 2009. The increase in the provision resulted primarily from the increase in net income before taxes. The tax provision was also impacted by the relationship of the amount of non-deductible items for income tax purposes that were included in net income before taxes.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Assets and Liabilities

During the first three months of 2010, total assets decreased $688,938 or 0.42%, when compared to December 31, 2009. The balance of the federal funds sold was $2,030,000 at March 31, 2010 and December 31, 2009. Total investment securities decreased $2,714,424 from December 31, 2009 to $22,772,874 at March 31, 2010. Gross loans decreased $994,818, or 0.85%, to $115,463,662 at March 31, 2010.

For the three months ended March 31, 2010, total liabilities decreased $716,488 or 0.48% and total deposits decreased $652,760 or 0.44% from December 31, 2009.

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

Loans

At March 31, 2010, our total loans were $115,463,662 compared to $116,458,480 at December 31, 2009, a decrease of $994,818 or 0.85%. At March 31, 2010 and 2009, approximately 97% of our loan portfolio consisted of fixed rate loans. Balances within the major loans receivable categories as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Real estate – construction	$3,006,497	$3,256,857
Real estate – mortgage	30,116,501	31,601,663
Commercial and industrial	73,390,014	71,750,588
Consumer and other	8,950,650	9,849,372

Total gross loans	$115,463,662	$116,458,480

The loan portfolio consisted of loans having :
Variable rates loans	$3,889,830	$3,802,991
Fixed rates	111,573,832	112,655,489

Total gross loans	$115,463,662	$116,458,480

Risk Elements in the Loan Portfolio

The following table sets forth the Company’s nonperforming assets at the dates indicated:

	March 31,
	2010	2009
Loans impaired and included in nonaccrual loans	$3,926,894	$2,562,012
Loans impaired and not included in nonaccrual	4,803,218	2,662,156

Total impaired loans	8,730,112	5,224,168
Loans 90 days or more past due and still accruing interest	2,543	2,958

Total impaired and nonperforming loans	8,732,655	5,227,126
Other real estate owned	340,000	75,000

Total impaired and nonperforming assets	$9,072,655	$5,302,126

Nonperforming assets to year end loans	7.86%	4.55%

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

The following tables summarize information on impaired loans at and for the years ended March 31, 2010 and 2009.

	2010	2009
Impaired loans with specific allowance	$2,821,588	$1,836,987
Impaired loans with no specific allowance	5,908,524	2,875,051

Total impaired loans	$8,730,112	$4,712,038

Related specific allowance	$875,001	$322,620
Average recorded investment in impaired loans	8,744,192	4,968,103

At March 31, 2010 real estate or other collateral secured practically all of the loans that were considered impaired. In the event of foreclosure on these loans, there can be no assurance that in liquidation, the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results our internal review process and applying the allowance model methodology are the primary determining factors in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	Three Months Ended March 31,
	2010	2009
Balance, January 1,	$2,053,340	$1,981,637
Provision for loan losses for the period	365,000	90,000
Net loans charged-off for the period	(348,364)	(18,378)

Balance, end of period	$2,069,976	$2,053,259

Gross loans outstanding, end of period	$115,463,662	$116,534,721

Allowance for loan losses to loans outstanding	1.79%	1.76%

Deposits

Total deposits decreased by 0.44% or $652,760 from December 31, 2009 to $146,035,236 at March 31, 2010. Noninterest-bearing deposits decreased $584,176, or 4.12% to $13,579,145 at March 31, 2010, while interest-bearing deposits increased $68,584, or 0.05% to $132,456,091 at March 31, 2010.

Balances within the major deposit categories as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Noninterest-bearing demand deposits	$13,579,145	$14,163,321
Interest-bearing demand deposits	26,283,491	26,584,806
Savings deposits	12,609,578	13,411,141
Certificates of deposit	93,563,022	92,528,728

	$146,035,236	$146,687,996

We did not have any brokered deposits at March 31, 2010 or December 31, 2009

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings if any), which was 79.07 % at March 31, 2010 and 79.39% at December 31, 2009.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available for sale securities, particularly those maturing within one year, provide a secondary source of liquidity. Additionally, funds from maturing loans are a source of liquidity.

At March 31, 2010 the Bank had available an unused short-term line of credit to purchase up to $10,000,000 of federal funds from unrelated correspondent institutions. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of March 31, 2010, the available credit totaled approximately $34,909,000 and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket lien on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009 – Net Interest Income,” our net interest margin increased during the current period. If net interest margin were to decline, net income will likely decline also.

Capital Resources

Total shareholders’ equity increased $27,550 from $17,745,653 at December 31, 2009 to $17,773,203 at March 31, 2010. The net increase is attributable to the net income for the period of $205,105 and the net increase for the period of $37,847 in the fair value of securities available-for-sale. These increases were reduced by the payment of $117,001 in cash dividends, and the purchase of treasury stock for $98,401.

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

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Capital Resources – continued

The following table summarizes the Bank’s risk-based capital at March 31, 2010:

Shareholders’ equity	$17,423,521
Less: intangibles	—

Tier 1 capital	17,423,521

Plus: allowance for loan losses (1)	1,570,213

Total capital	$18,993,734

Risk-weighted assets	$125,617,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.87%
Total capital (to risk-weighted assets)	15.12%
Tier 1 capital (to total average assets)	10.66%

(1)	limited to 1.25% of risk-weighted assets

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2010, we had issued commitments to extend credit of $6,786,000 and standby letters of credit of $810,000 through various types of commercial lending arrangements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2009 as filed in our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

Item 1A. Risk Factors

There has been no change in the risk factors, which were reported on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Removed and Reserved

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

COMMUNITYCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

Date:	May 12, 2010	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date:	May 12, 2010	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer