Form 10-Q
period 2010-06-30
COMMUNITYCORP
filed 2010-08-12
CIK 1020347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

233,033 shares of common stock, $5.00 par value, as of July 31, 2010

COMMUNITYCORP

COMMUNITYCORP

PART I. – Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$16,671,292	$14,589,266
Interest-bearing deposits with other banks	4,115,000	1,075,000
Federal funds sold	1,980,000	2,030,000

Total cash and cash equivalents	22,766,292	17,694,266

Time deposits with other banks	1,250,000	1,500,000

Investment securities:
Available-for-sale	21,486,187	24,620,177
Held-to-maturity (estimated market value of $308,774 and $572,115 at June 30, 2010 and December 31, 2009, respectively)	299,866	564,821
Nonmarketable equity securities	302,400	302,300

Total investment securities	22,088,453	25,487,298

Loans receivable	111,873,551	116,458,480
Less allowance for loan losses	(2,156,137)	(2,053,340)

Loans, net	109,717,414	114,405,140

Premises, furniture & equipment, net	2,995,862	3,089,929
Accrued interest receivable	964,931	978,500
Other real estate owned	340,000	340,000
Other assets	1,683,810	1,897,922

Total assets	$161,806,762	$165,393,055

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$14,662,859	$14,163,321
Interest-bearing	128,618,647	132,524,675

Total deposits	143,281,506	146,687,996
Accrued interest payable	584,190	701,979
Other liabilities	341,653	257,427

Total liabilities	144,207,349	147,647,402

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,737,924	1,737,924
Retained earnings	18,291,822	18,440,398
Accumulated other comprehensive income	386,809	286,072
Treasury stock (66,997 shares in 2010 and 65,697 shares in 2009)	(4,317,142)	(4,218,741)

Total shareholders’ equity	17,599,413	17,745,653

Total liabilities and shareholders’ equity	$161,806,762	$165,393,055

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$3,521,176	$3,931,837	$1,685,719	$1,945,666
Securities	413,857	526,862	199,274	254,191
Other interest income	36,583	36,829	23,725	20,449

Total	3,971,616	4,495,528	1,908,718	2,220,306

Interest expense:
Deposit accounts	1,165,237	1,800,483	559,978	877,955
Other interest expense	1	7	—	—

Total	1,165,238	1,800,490	559,978	877,955

Net interest income	2,806,378	2,695,038	1,348,740	1,342,351

Provision for loan losses	1,211,000	180,000	846,000	90,000

Net interest income after provision for loan losses	1,595,378	2,515,038	502,740	1,252,351

Noninterest income (Loss):
Service charges	210,473	245,464	111,161	116,461
Impairment losses on securities available-for -sale	—	(250,000)	—	—
Impairment losses on nonmarketable equity securities	—	(211,935)	—	—
Other income	70,524	78,856	29,083	35,900

Total	280,997	(137,615)	140,244	152,361

Noninterest expenses:
Salaries and benefits	1,010,799	997,725	516,696	487,234
Net occupancy and equipment expense	306,238	308,395	149,926	152,062
Other operating expenses	613,163	667,070	310,293	403,302

Total	1,930,200	1,973,190	976,915	1,042,598

Income (loss) before taxes	(53,825)	404,233	(333,930)	362,114

Income tax provision (benefit)	(22,250)	120,638	(97,250)	59,638

Net income (loss)	$(31,575)	$283,595	$(236,680)	$302,476

Earnings (loss) per share:
Weighted average common shares outstanding	233,504	235,326	233,033	234,487

Net income (loss) per common share	$(0.14)	$1.21	$(1.02)	$1.29

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the six months ended June 30, 2010 and 2009

(Unaudited)

	Common stock		Capital	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Surplus	Income	Earnings	Stock	Total
Balance, December 31, 2008	300,000	$1,500,000	$1,728,328	$75,701	$18,392,614	$(4,003,225)	$17,693,418
Cash dividends declared ($1.07 per share)					(252,690)		(252,690)
Net income for the period					283,595		283,595
Other comprehensive income, net of tax expense of $27,410				52,039			52,039

Comprehensive income							335,634

Sale of treasury stock			159			641	800
Purchase of treasury stock						(201,520)	(201,520)

Balance, June 30, 2009	300,000	$1,500,000	$1,728,487	$127,740	$18,423,519	$(4,204,104)	$17,575,642

Balance, December 31, 2009	300,000	$1,500,000	$1,737,924	$286,072	$18,440,398	$(4,218,741)	$17,745,653
Cash dividends paid ($ .50 per share)					(117,001)		(117,001)
Net income for the period					(31,575)		(31,575)
Other comprehensive income, net of tax expense of $53,060				100,737			100,737

Comprehensive income							69,162

Purchase of treasury stock						(98,401)	(98,401)

Balance, June 30, 2010	300,000	$1,500,000	$1,737,924	$386,809	$18,291,822	$(4,317,142)	$17,599,413

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(31,575)	$283,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,895	128,710
Provision for possible loan losses	1,211,000	180,000
Net amortization (accretion) on investments	32,825	38,329
Net amortization (accretion) of deferred loan costs and fees	2,509	(7,713)
Other than temporary impairment of securities available-for-sale	—	250,000
Other than temporary impairment of nonmarketable equity securities	—	211,935
(Increase) decrease in interest receivable	13,569	(50,620)
Increase (decrease) in interest payable	(117,789)	18,212
(Increase) decrease in other assets	214,112	(69,685)
Increase (decrease) in other liabilities	31,167	64,494

Net cash provided by operating activities	1,474,713	1,047,257

Cash flows from investing activities:
Net (increase) decrease in loans to customers	3,474,217	(1,233,623)
Purchases of securities available-for-sale	(1,599,200)	(12,089,361)
Maturities of securities available-for-sale	4,854,116	12,137,154
Proceeds from maturities of securities held-to-maturity	265,000	756,000
Maturity of time deposits with other banks	250,000	—
Purchase of nonmarketable equity securities	(100)	(5,800)
Purchases of premises and equipment	(24,828)	(95,871)

Net cash provided (used) by investing activities	7,219,205	(531,501)

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transactions accounts and savings accounts	(2,317,817)	(1,177,891)
Net decrease in time deposits	(1,088,673)	(1,137,688)
Dividends paid	(117,001)	(252,690)
Sale of treasury stock	—	800
Purchase of treasury stock	(98,401)	(201,520)

Net cash used by financing activities	(3,621,892)	(2,768,989)

Net increase (decrease) in cash and cash equivalents	5,072,026	(2,253,233)

Cash and cash equivalents, beginning of period	17,694,266	16,614,965

Cash and cash equivalents, end of period	$22,766,292	$14,361,732

Cash paid during the period for:
Income taxes	$—	$556,700
Interest	1,283,027	1,782,278

Supplemental noncash activities
Changes in unrealized gains (losses) on securities available-for-sale	$100,737	$52,039

See notes to condensed consolidated financial statements

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2010 and for the interim periods ended June 30, 2010 and 2009 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results, which may be expected for the entire calendar year. The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2009 Annual Report.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010. According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President. The amendment had no impact on the financial statements.

In July 2010, the FASB issued Accounting Standard Codification Update No. 2010-20 concerning disclosures about the credit quality of financing receivables and the allowance for credit losses. Update No. 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Update No. 2010-20 requires companies to (1) provide enhanced disclosures around the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) explain how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) explain the changes and reasons for changes in the allowance for credit losses. The provisions of Update No. 2010-20 concerning disclosures for the end of a period are effective for interim and annual periods ending on or after December 15, 2010, or December 31, 2010 for the Company. The provisions of Update No. 2010-20 concerning disclosures about activity that occurs during a reporting period are applicable to the Company for interim and annual periods beginning on or after December 15, 2010, the interim period ending on March 31, 2011. The adoption of Update No. 2010-20 is expected to provide the reader of the Company’s financial statements with expanded and enhanced disclosure surrounding the allowance for credit losses.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Expense (Benefits)	Net-of-tax Amount
For the Six Months Ended June 30, 2010:
Unrealized gains on securities available-for-sale	$153,797	$(53,060)	$100,737
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$153,797	$(53,060)	$100,737

For the Six Months Ended June 30, 2009:
Unrealized gains on securities available-for-sale	$79,449	$(27,410)	$52,039
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$79,449	$(27,410)	$52,039

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 3 - COMPREHENSIVE INCOME – (continued)

	Pre-tax Amount	Tax Expense (Benefits)	Net-of-tax Amount
For the Three Months Ended June 30, 2010:
Unrealized gains on securities available-for-sale	$96,016	$(33,126)	$62,890
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$96,016	$(33,126)	$62,890

For the Three Months Ended June 30, 2009:
Unrealized losses on securities available-for-sale	$(67,172)	$23,174	$(43,998)
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income (loss)	$(67,172)	$23,174	$(43,998)

Accumulated other comprehensive income consists solely of net unrealized gains and losses on securities available for sale, net of the deferred tax effects.

NOTE 4 - RECLASSIFICATIONS

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended June 30, 2009 were reclassified to conform to the June 30, 2010 presentation.

NOTE 5 - INVESTMENT SECURITIES

Securities Available-for-Sale

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
June 30, 2010
Government-sponsored enterprises	$9,038,462	$312,377	$—	$9,350,839
Obligations of state and local governments	11,657,178	298,586	20,415	11,935,348
Other	200,000	—	—	200,000

Total	$20,895,640	$610,963	$20,415	$21,486,187

December 31, 2009
Government-sponsored enterprises	$11,550,964	$244,051	$27,959	$11,767,056
Obligations of state and local governments	12,432,461	247,181	26,521	12,653,121
Other	200,000	—	—	200,000

Total	$24,183,425	$491,232	$54,480	$24,620,177

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 5 - INVESTMENT SECURITIES – (continued)

	June 30, 2010		December 31, 2009
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Less Than 12 Months
Government-sponsored enterprises	$—	$—	$1,874,183	$27,959
Obligations of state and local governments	996,697	14,877	887,972	17,701

	996,697	14,877	2,762,155	45,660

12 Months or More
Obligations of state and local governments	200,000	5,538	191,180	8,820

Total	$1,196,697	$20,415	$2,953,335	$54,480

A total of five available-for-sale securities were in a loss position at June 30, 2010. Of these securities, only one was in a loss position of twelve months or more, which consisted of an obligation of a state and local government. The Company believes that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers these losses temporary. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized costs. Management evaluates investment securities in a loss position based on length of impairment, severity of impairment and other factors.

Management determined that impairment related to certain securities were not temporary in nature at June 30, 2009. Other then temporary impairment losses were $461,935 for the six months ended June 30, 2009. There were no other than temporary impairment losses for the six months ended June 30, 2010.

The amortized cost and estimated fair values of securities available-for-sale based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

	June 30, 2010
	Amortized Cost	Fair Value
Due in one year or less	$610,339	$619,035
Due after one year but within five years	1,829,477	1,882,368
Due after five years but within ten years	9,447,327	9,650,906
Due after ten years	3,469,896	3,507,930

	15,357,038	15,658,364
Mortgage-backed securities	5,538,601	5,827,823

Total	$20,895,640	$21,486,187

Securities Held-To-Maturity

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
June 30, 2010 -
Obligations of state and local governments	$299,866	$8,908	$—	$308,774

December 31, 2009 -
Obligations of state and local governments	$564,821	$7,294	$—	$572,115

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 5 - INVESTMENT SECURITIES – (continued)

The amortized cost and estimated fair values of securities held-to-maturity based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

	June 30, 2010
	Amortized Cost	Fair Value
Due after one year but within five years	$99,866	$101,068
Due after five years but within ten years	200,000	207,706

	$299,866	$308,774

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

Securities Available-for-Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those securities traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets, and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

The table below presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2010, and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

	Total	Level 1	Level 2	Level 3
June 30, 2010
Available for Sale Securities
Government-sponsored enterprises	$9,350,839	$—	$9,350,839	$—
Obligations of state and local governments	11,935,348	—	11,935,348	—
Other	200,000	—	200,000	—

Total	$21,486,187	$—	$21,486,187	$—

	Total	Level 1	Level 2	Level 3
December 31, 2009
Available for Sale Securities:
Government-sponsored enterprises	$11,767,056	$—	$11,767,056	$—
Obligations of state and local governments	12,653,121	—	12,653,121	—
Other	200,000	—	200,000	—

Total	$24,620,177	$—	$24,620,177	$—

There were no liabilities carried at fair value at June 30, 2010 or December 31, 2009.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis, but subject to fair value in certain circumstances, such as when there is evidence of impairment that may require write-downs. The write-downs of the Company’s more significant assets or liabilities, which are measured on a nonrecurring basis, are based on the lower of amortized or estimated fair value.

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

The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2010, and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
June 30, 2010
Impaired loans	$8,354,565	$—	$8,354,565	$—
Other real estate owned	340,000	—	340,000	—

Total assets at fair value	$8,694,565	$—	$8,694,565	$—

December 31, 2009
Impaired loans	$8,758,272	$—	$8,758,272	$—
Other real estate owned	340,000	—	340,000	—

Total assets at fair value	$9,098,272	$—	$9,098,272	$—

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

There were no liabilities carried at fair value at June 30, 2010 or December 31, 2009.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$20,786,292	$20,786,292	$15,664,266	$15,664,266
Federal funds sold	1,980,000	1,980,000	2,030,000	2,030,000
Time deposits with other banks	1,250,000	1,250,000	1,500,000	1,500,000
Securities available-for-sale	21,486,187	21,486,187	24,620,177	24,620,177
Securities held-to-maturity	299,867	308,774	564,821	572,115
Nonmarketable equity securities	302,400	302,400	302,300	302,300
Loans receivable, gross	111,873,551	111,709,490	116,458,480	115,567,742

Financial Liabilities:
Demand deposit, interest-bearing transaction, money market, and savings accounts	$51,841,451	$51,841,451	$54,159,268	$54,159,268
Time deposits	91,440,055	91,702,885	92,528,728	92,710,544

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments	$6,523,000	$—	$7,064,000	$—
Standby letters of credit	785,000	—	825,000	—

COMMUNITYCORP

Notes to Condensed Consolidated Financial statements

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

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2010 compared to December 31, 2009, and the results of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

For the six months ended June 30, 2010 we incurred a net loss of $31,575, or $0.14 per share compared to a net income of $283,595, or $1.21 per share for the six months ended June 30, 2009. For the quarter ended June 30, 2010 we incurred a net loss of $236,680, or $1.02 per share compared to $302,476, or $1.29 per share for the quarter ended June 30, 2009. Our net income declined $315,170 and $539,156 for the six and three months ended June 30, 2010 and 2009, respectively.

The decrease in our net income for both periods is mainly attributable to the increase in the volume of our problem loans. Defaults by our borrowers increased substantially during 2009 and continues into 2010, resulting in the recording of higher provisions for credit losses and higher net charge-offs. For the six and three months ended June 30, 2010, we recorded a provision for loan losses of $1,211,000 and $846,000, respectively compared to $180,000 and $90,000 , respectively for the comparable 2009 periods. Our net charge offs for the six and three months ended June 30, 2010 was $1,108,203 and $759,839 compared to $97,499 and $79,121 for the six and three months ended June 30, 2009, respectively.

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

Net interest income for the six months ended June 30, 2010, was $2,806,378 compared to $2,695,038 for the same period last year, an increase of $111,340, or 4.13%. For the quarter ended June 30, 2010, net interest income was $1,348,740 compared to $1,342,351 for the quarter ended June 30, 2009, an increase of $6,389, or 0.48%. The increases in both periods is mainly attributable to the decline in market interest rates, which resulted in the average cost of our interest-bearing liabilities declining 100 and 96 basis points, while our the average yield on our earning assets declined 59 and 66 basis points for the six and three months ended June 30, 2010 and 2009, respectively. The high percentage of fixed rate loans, which we maintain, tends to minimize the effect of falling interest rates.

For the six months ended June 30, 2010, average-earning assets totaled $141,435,485 with an annualized average yield of 5.46%, compared to $149,987,769 and 6.04%, respectively, for the same period last year. Average interest-bearing liabilities totaled $131,894,540 with an annualized average cost of 1.78% for the six months ended June 30, 2010, compared to $130,452,269 and 2.78%, respectively, for the same period last year. For the quarter ended June 30, 2010, average-earning assets totaled $146,323,589 with an annualized average yield of 5.23%, compared to $151,186,286 and 5.89%, respectively, for the same period last year. Average interest-bearing liabilities totaled $132,657,863 with an annualized average cost of 1.69% for the three months ended June 30, 2010, compared to $132,629,235 and 2.66%, respectively, for the same period last year.

Our net interest margin and net interest spread was 3.86% and 3.68%, respectively for the six months ended June 30, 2010, compared to 3.62% and 3.26%, respectively for the six months ended June 30, 2009. For the quarter ended June 30, 2010 our net interest margin and our net interest spread was 3.70% and 3.54%, respectively compared to 3.56% and 3.24%, respectively, for the quarter ended June 30, 2009.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Net Interest Income – (continued)

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 78.25% and 76.90% of average earning assets for the six months ended June 30, 2010 and 2009, respectively, and 77.49%, and 76.44% for the quarter ended June 30, 2010 and 2009, respectively. Loan interest income for the six months ended June 30, 2010 totaled $3,521,176 compared to $3,931,837 for the same period in 2009. The annualized average yield on loans was 6.18% and 6.87% for the six months ended June 30, 2010 and 2009, respectively. Loan interest income for the quarter ended June 30, 2010 totaled $1,685,719 compared to $1,945,666 for the same period in 2009. For the quarter ended June 30, 2010 and 2009 the annualized average yield on loans was 5.96% and 6.75%, respectively. Average balances of loans decreased to $114,831,290 during the six months ended June 30, 2010, a decrease of $507,343 over the average of $115,338,643 during the comparable period in 2009. For the quarter ended June 30, 2010, the average balances of loans decreased by $2,173,393 from the average balances of loans of $115,562,115 for the quarter ended June 30, 2009, to $113,388,722, for the quarter ended June 30, 2009. The decrease in the annualized yield on loans for both periods is mainly attributable to the decline in market interest rates, the significant increase of in net loans charged off, and the significant increase in our nonaccruing loans. Fixed rate loans averaged approximately 96% and 98% of our loan portfolio during the first six months of 2010 and 2009, respectively.

Investment securities averaged $23,125,422, or 15.76% of average earning assets, for the six months ended June 30, 2010, compared to $27,455,540, or 18.31% of average earning assets, for the same period in 2009. For the quarter ended June 30, 2010, investment securities averaged $22,333,022, or 15.26%, of average earning assets compared to $27,061,512, or 17.90%, of average earnings assets, for the same period in 2009. Interest earned on investment securities amounted to $413,857 for the six months ended June 30, 2010, compared to $526,862 for the same period last year. For the quarter ended June 30, 2010, interest earned on investment securities amounted to $199,274 compared to $254,191 for the same period last year. Investment securities yielded 3.61 % and 3.87% for the six months ended June 30, 2010 and 2009, respectively. For the quarter ended June 30, 2010 and 2009 the yields on investment securities was 3.58% and 3.77%, respectively.

The largest component of interest expense is interest on deposit accounts. Interest expense for deposit accounts was $1,165,237 and $1,800,483, for the six months ended June 30, 2010 and 2009, respectively. For the quarter ended June 30, 2010 and 2009, interest expense was $559,978 and $877,955, respectively. The average balance of interest bearing deposits increased to $131,894,247 during the six months ended June 30, 2010 from $130,450,330 during the same period last year. During the quarter ended June 30, 2010, the average balances of interest bearing deposits increased to $132,657,863 from $132,629,235 for the same period last year. The annualized average cost of deposits was 1.78% for the six months ended June 30, 2010, compared to 2.78% for the same period in 2009. For the quarter ended June 30, 2010 and 2009, the annualized average cost of deposits was 1.69% and 2.66%, respectively. The decline in the annualized cost of our deposits is due to our decision to lower the rates we paid for deposit accounts. Previously, we were paying the highest rates in our market area.

For the six months ended June 30, 2010 and 2009, interest expense on other interest-bearing liabilities was insignificant. We did not have any interest expense related to other borrowings for the three months ended June 30, 2010 or 2009.

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

The allowance for loan losses was 1.93% and 1.80% of total loans at June 30, 2010 and 2009 respectively. The allowance for loan losses at June 30, 2010 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance. Accordingly, we believe the allowance as of June 30, 2010 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2010, the provision charged to expense was $1,211,000 as compared to $180,000 for the same period in 2009. For the three months ended June 30, 2010 and 2009, the provision charged to expense was $846,000 and $90,000 respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2010 was $280,997 compared to a net loss of $137,615 for the comparable 2009 period. The increase is mostly attributable to the write down of our investment securities for being other than temporarily impaired during the six months ended June 30, 2009. Excluding the write downs, our noninterest income for the Six and three months ended June 30, 2010 was $280,997 and $140,244, respectively compared to $324,320 and $152,361, for the same 2009 periods, respectively. The decline in the adjusted noninterest income for both periods is attributable to the decline in services charges earned on deposit accounts due to the closing of problematic accounts.

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2010 and 2009 was $1,930,200 and $1,973,190, respectively. This represented a decrease of $42,990, or 2.18%. Salaries and employee benefits increased $13,074, or 1.31%, from $997,725 for the six months ended June 30, 2009 to $1,010,799 for the comparable period in 2010. For the six months ended June 30, 2009, other operating expense was $613,163 or $53,907, lower than the six months ended June 30, 2009. Net occupancy and equipment expense decreased from $308,395 for the six ended June 30, 2009, to $306,238 for the comparable period in 2010.

Noninterest expense was $976,915 and $1,042,598 for the quarter ended June 30, 2010 and 2009, respectively. This represents a decrease of $65,683, or 6.30%. The increase is mainly due to the $80,000 special FDIC assessment for deposit insurance. Compared to the quarter ended June 30, 2009, salaries and benefits increased $29,462, or 6.05% to $516,696, net occupancy and equipment expense decreased $2,136, or 1.46% to $149,926 and other operating expenses decreased $93,009, or 23.06% to $310,293.

Income Taxes

The income tax provision for the six and three months ended June 30, 2010 reflect s an income tax benefit of $22,250 and $97,250, respectively compared to a income tax expense of $120,638 and $59,638, respectively for the comparable 2009 periods. The changes in the tax provisions relates to the changes in pre-tax income and by the relationship of the amount of non deductible items for income tax purposes that were included in net income (loss before taxes.

Assets and Liabilities

During the first six months of 2010, total assets decreased $3,586,293, or 2.17%, when compared to December 31, 2009. The decrease in total assets was mainly attributable to investments and investment securities, which decreased $3,398,845.

For the six months ended June 30, 2010 total liabilities decreased $3,440,053, or 2.33% from December 31, 2009 and deposits decreased $3,406,490, or 2.32%.

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

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

Loans

At June 30, 2010, our total loans were $111,873,551 compared to $116,458,480 at December 31, 2009, a decrease of $4,584,929, or 3.94%. At June 30, 2010 and 2009, approximately 96% and 98%, respectively, of our loan portfolio consisted of fixed rate loans. Balances within the major loans receivable categories as of June 30, 2010 and December 31, 2009 are as follows

	June 30, 2010	December 31, 2009
Real estate – construction	$2,425,335	$3,256,857
Real estate – mortgage	28,852,813	31,601,663
Commercial and industrial	73,410,705	71,750,588
Consumer and other	8,184,698	9,849,372

	$111,873,551	$116,458,480

The loan portfolio consisted of loans having:
Variable rates loans	$4,107,408	$3,802,991
Fixed rates	107,766,143	112,655,489

Total gross loans	$111,873,551	$116,458,480

Risk Elements in the Loan Portfolio

The following table sets forth the Company’s nonperforming assets at the dates indicated:

	June 30,
	2010	2009
Nonaccrual loans	$5,458,220	$2,488,307
Total loans impaired not in nonaccrual	3,175,003	3,261,070

Total impaired loans	8,633,223	5,749,377
Loans 90 days or more past due and still accruing interest	2,973	3,072

Total impaired and nonperforming loans	8,636,196	5,752,449
Other real estate owned	340,000	75,000

Total impaired and nonperforming assets	$8,976,196	$5,827,449

Total impaired and nonperforming loans to total loans	7.72%	5.07%

Allowance for loan losses as a percentage of impaired and nonperforming loans	24.97%	35.88%

Total nonperforming assets to total assets	5.55%	3.59%

The following tables summarize information on impaired loans at and for the years ended June 30, 2010 and 2009.

	2010	2009
Impaired loans with specific allowance	$1,067,605	$1,322,150
Impaired loans with no specific allowance	7,565,618	4,427,227

Total impaired loans	$8,633,223	$5,749,377

Related specific allowance	$278,658	$437,834

Average recorded investment in impaired loans	$8,707,205	$5,228,528

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

At June 30, 2010 real estate or other collateral secured practically all of the loans that were considered impaired. In the event of foreclosure on these loans, there can be no assurance that in liquidation, the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results our internal review process and applying the allowance model methodology are the primary determining factors in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2010	2009
Balance, January 1,	$2,053,340	$1,981,637
Provision for loan losses for the period	1,211,000	180,000
Net loans (charged-off) recovered for the period	(1,108,203)	(97,499)

Balance, end of period	$2,156,137	$2,064,138

Gross loans outstanding, end of period	$111,983,351	$114,848,357

Allowance for loan losses to loans outstanding	1.93%	1.80%

Deposits

Total deposits decreased $3,406,490, or 2.32% from December 31, 2009. Interest-bearing deposits decreased $3,906,028 to $128,618,647 at June 30, 2010. Noninterest-bearing deposits increased $499,538 to $14,662,859 at June 30, 2010. Expressed in percentages, interest-bearing deposits decreased 2.95% and noninterest-bearing deposits increased 3.53%.

Balances within the major deposit categories are as follows:

	June 30, 2010	December 31, 2009
Noninterest-bearing demand deposits	$14,662,859	$14,163,321
Interest-bearing demand deposits	20,349,745	26,584,806
Savings deposits	16,828,847	13,411,141
Certificates of deposits	91,440,055	92,528,728

	$143,281,506	$146,687,996

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was 78.08% at June 30, 2010 and 79.39% at December 31, 2009.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available-for-sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At June 30, 2010 the Bank had available an unused short-term line of credit to purchase up to $10,000,000 of federal funds from unrelated correspondent institutions. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of June 30, 2010, the available credit totaled approximately $24,700,000 and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket lien on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Six Months and Three Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009 – Net Interest Income,” our net interest margin and net interest spread increased during both periods. If net interest margin were to decline, net income will likely decline.

Capital Resources

Total shareholders’ equity decreased from $17,745,653 at December 31, 2009 to $17,599,413 at June 30, 2010. The net decrease of $146,240 is attributable to the net loss for the period of $31,575, the payment of a cash dividend of $117,001 and the purchase of treasury stock of $98,401. These decreases were offset by the net increase of $100,737 in the fair value of securities available-for-sale, net of income taxes.

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

The following table summarizes the Bank’s risk-based capital at June 30, 2010:

Shareholders’ equity	$17,187,246
Less: intangibles	—

Tier 1 capital	17,187,246
Plus: allowance for loan losses (1)	1,526,988

Total capital	$18,714,234

Net risk-weighted assets	$122,159,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	14.07%
Total capital (to risk-weighted assets)	15.32%
Tier 1 capital (to quarterly average assets)	10.34%

(1)	limited to 1.25% of gross risk-weighted assets

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2010, we had issued commitments to extend credit of approximately $875,000 and standby letters of credit of approximately $6,523,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

Item 3 Default Upon Senior Securities

Not applicable

Item 4 Removed and Reserved

Not applicable

Item 5 Other Information

On April 28,2010, the Company held its Annual Meeting of Shareholders for the purpose of electing three directors for three-year terms.

The nominees for director received the number of affirmative votes of shareholders required for such nominee’s election in accordance with the Bylaws of the Company with 148,109 shares voting for cast for the nominees out of an approximately 234,003 outstanding shares. During the election, there were no abstention votes and, no votes against any of the nominees

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

COMMUNITYCORP

Date: August 12, 2010 By:	/s/ W. ROGER CROOK

W. Roger Crook
President & Chief Executive Officer

Date: August 12, 2010 By:	/s/ GWEN P. BUNTON

Gwen P. Bunton
Chief Financial Officer