Form 10-Q
period 2010-09-30
COMMUNITYCORP
filed 2010-11-12
CIK 1020347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

233,003 shares of common stock, $5.00 par value, as of October 31, 2010

PART I. – Financial Information

Item 1. Financial Statements

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,059,456	$14,589,266
Interest-bearing deposits with other banks	13,920,331	1,075,000
Federal funds sold	3,979,000	2,030,000

Total cash and cash equivalents	21,958,787	17,694,266

Time deposits with other banks	1,250,000	1,500,000

Investment securities:
Available-for-sale	24,129,825	24,620,177
Held-to-maturity (estimated market value of $314,851 and $572,115 at September 30, 2010 and December 31, 2009, respectively)	299,876	564,821
Nonmarketable equity securities	302,300	302,300

Total investment securities	24,732,001	25,487,298

Loans receivable	108,183,919	116,458,480
Less allowance for loan losses	(2,058,795)	(2,053,340)

Loans, net	106,125,124	114,405,140

Premises, furniture & equipment, net	2,949,951	3,089,929
Accrued interest receivable	843,790	978,500
Other real estate owned	1,488,357	340,000
Other assets	1,429,466	1,897,922

Total assets	$160,777,476	$165,393,055

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$13,748,910	$14,163,321
Interest-bearing	128,201,711	132,524,675

Total deposits	141,950,621	146,687,996
Accrued interest payable	529,846	701,979
Other liabilities	435,283	257,427

Total liabilities	142,915,750	147,647,402

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued	—	—
Common stock, $5 par value, 3,000,000 shares authorized, 300,000 shares issued and outstanding	1,500,000	1,500,000
Capital surplus	1,737,924	1,737,924
Retained earnings	18,527,036	18,440,398
Accumulated other comprehensive income	413,908	286,072
Treasury stock (66,997 shares in 2010 and 65,697 shares in 2009)	(4,317,142)	(4,218,741)

Total shareholders’ equity	17,861,726	17,745,653

Total liabilities and shareholders’ equity	$160,777,476	$165,393,055

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$5,163,742	$5,849,283	$1,642,566	$1,917,447
Securities	597,330	778,714	183,473	251,852
Other interest income	53,643	54,671	17,060	17,841

Total	5,814,715	6,682,668	1,843,099	2,187,140

Interest expense:
Deposit accounts	1,686,426	2,597,968	521,189	797,485
Other interest expense	1	7	—	—

Total	1,686,427	2,597,975	521,189	797,485

Net interest income	4,128,288	4,084,693	1,321,910	1,389,655

Provision for loan losses	1,626,000	290,000	415,000	110,000

Net interest income after provision for loan losses	2,502,288	3,794,693	906,910	1,279,655

Noninterest income:
Service charges	332,097	370,785	121,624	125,321
Impairment losses on securities available for sale	—	(250,000)	—	—
Impairment losses on nonmarketable equity securities	—	(211,935)	—	—
Gain on sale of securities available for sale	262,011	—	262,011	—
Other income	101,735	106,896	26,211	28,040

Total	695,843	15,746	409,846	153,361

Noninterest expenses:
Salaries and benefits	1,532,304	1,503,623	521,505	505,898
Net occupancy expense	469,290	474,884	163,053	166,488
Other operating expenses	982,148	998,070	363,984	331,001

Total	2,983,742	2,976,577	1,048,542	1,003,387

Income before taxes	214,389	833,862	268,214	429,629

Income tax provision	10,750	237,638	33,000	117,000

Net income	$203,639	$596,224	$235,214	$312,629

Earnings per share:
Weighted average common shares outstanding	233,335	235,002	233,003	234,363

Net income per common share	$.87	$2.54	$1.01	$1.33

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

for the nine months ended September 30, 2010 and 2009

(Unaudited)

				Accumulated Other Comprehensive
	Common Stock		Capital Surplus	Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2008	300,000	$1,500,000	$1,728,328	$75,701	$18,392,614	$(4,003,225)	$17,693,418

Cash dividends declared – ($1.05 per share)					(252,690)		(252,690)

Net income for the period					596,224		596,224

Other comprehensive income, net of tax expense of $243,015				461,377			461,377

Comprehensive income							1,057,601

Sale of treasury stock			9,280			37,520	46,800

Purchase of treasury stock						(238,320)	(238,320)

Balance, September 30, 2009	300,000	$1,500,000	$1,737,608	$537,078	$18,736,148	$(4,204,025)	$18,306,809

Balance, December 31, 2009	300,000	$1,500,000	$1,737,924	$286,072	$18,440,398	$(4,218,741)	$17,745,653

Cash dividends paid – ($0.50 per share)					(117,001)		(117,001)

Net income for the period					203,639		203,639

Other comprehensive income, net of tax expense of $67,333				127,836			127,836

Comprehensive income							331,475

Purchase of treasury stock						(98,401)	(98,401)

Balance, September 30, 2010	300,000	$1,500,000	$1.737.924	$413,908	$18,527,036	$(4,317,142)	$17,861,726

See notes to condensed consolidated financial statements

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$203,639	$596,224
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization expense	179,265	189,624
Provision for loan losses	1,626,000	290,000
Net amortization on investments	39,077	62,982
Net Amortization (accretion) of deferred loan costs	326	(5,690)
Gain on sale of securities available-for-sale	(262,011)	—
Other than temporary impairment of securities available for-sale	—	250,000
Other than temporary impairment of nonmarketable equity securities	—	211,935
Loss on sale of other real estate owned	17,000	—
(Increase) decrease in interest receivable	134,710	(34,343)
Decrease in interest payable	(172,133)	(97,107)
(Increase) decrease in other assets	468,456	(290,890)
Increase in other liabilities	110,523	170,287

Net cash provided by operating activities	2,344,852	1,343,022

Cash flows from investing activities:
Net (increase) decrease in loans receivable	5,438,333	(4,129,323)
Purchases of securities available-for-sale	(11,593,700)	(13,289,361)
Maturities of securities available-for-sale	7,939,663	14,437,730
Maturities of securities held-to-maturity	265,000	756,000
Proceeds from the sale of securities available-for-sale	4,562,437	—
Increase in nonmarketable equity securities	—	(5,800)
Maturities of time deposits in other banks	250,000	—
Proceeds from sale of other real estate owned	50,000	—
Purchases of premises and equipment	(39,287)	(173,539)

Net cash provided (used) by investing activities	6,872,446	(2,404,293)

Cash flows from financing activities:
Net increase (decrease) in demand deposits accounts, interest-bearing transactions accounts and savings accounts	(2,327,694)	1,709,779
Net decrease in time deposits	(2,409,681	(452,704)
Dividends paid	(117,001)	(252,690)
Sale of treasury stock	—	46,800
Purchase of treasury stock	(98,401)	(238,320)

Net cash provided (used) by financing activities	(4,952,777)	812,865

Net increase (decrease) in cash and cash equivalents	4,264,521	(248,406)

Cash and cash equivalents, beginning of period	17,694,266	16,614,965

Cash and cash equivalents, end of period	$21,958,787	$16,366,559

Cash paid during the period for
Income taxes	$—	$778,200
Interest	$1,858,560	$2,695,082

Supplemental noncash investing and financing activities
Changes in unrealized gains on securities available-for sale	$127,836	$461,377
Foreclosures on loans	$1,215,357	$105,000

See notes to condensed consolidated financial statements

COMMUNITYCORP

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The condensed consolidated financial statements as of September 30, 2010 and for the interim periods ended September 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the related notes included in Communitycorp’s 2009 Annual Report.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONONCEMENTS

The following is a summary of recent authoritative pronouncements:

In July 2010, the “Receivables” topic of the Accounting Standards Codification (“ASC”) was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the Company’s business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various Securities and Exchange Commission (the “SEC”) rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “non-controlling interest(s)”. The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board (the “FASB”) or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

COMMUNITYCORP

Notes to Consolidated Financial Statements

NOTE 3 – COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Expense	Net-of-tax Amount
For the Nine Months Ended September 30, 2010:
Net unrealized Gains on securities available-for-sale	$457,180	$(157,727)	$299,453
Reclassification adjustment for gains (losses) realized in net income	262,011	(90,394)	171,617

Other comprehensive income	$195,169	$(67,333)	$127,836

For the Nine Months Ended September 30, 2009:
Net unrealized gains on securities available-for-sale	$704,392	$(243,015)	$461,377
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income	$704,392	$(243,015)	$461,377

For the Three Months Ended September 30, 2010:
Net unrealized losses on securities available-for-sale	$303,384	$(104,668)	$198,716
Reclassification adjustment for gains (losses) realized in net income	262,011	(90,394)	171,617

Other comprehensive income	$41,373	$(14,274)	$27,099

For the Three Months Ended September 30, 2009:
Net unrealized losses on securities available-for-sale	$624,943	$(215,605)	$409,338
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income	$624,943	$(215,605)	$409,338

Accumulated other comprehensive income consists solely of net unrealized gains and losses on securities available for sale, net of the deferred tax effects.

NOTE 4 – RECLASSIFICATIONS

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended September 30, 2009 were reclassified to conform to the September 30, 2010 presentation.

NOTE 5 – INVESTMENT SECURITIES

Securities Available-for-Sale

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2010
Government-sponsored enterprises	$12,172,684	$64,093	$13,575	$12,223,202
Obligations of state and local governments	11,125,221	593,332	11,930	11,706,623
Other	200,000	—	—	200,000

Total	$23,497,905	$657,425	$25,505	$24,129,825

December 31, 2009
Government-sponsored enterprises	$11,550,964	$244,051	$27,959	$11,767,056
Obligations of state and local governments	12,432,461	247,181	26,521	12,653,121
Other	200,000	—	—	200,000

Total	$24,183,425	$491,232	$54,480	$24,620,177

COMMUNITYCORP

Notes to Consolidated Financial Statements

NOTE 5 – INVESTMENT SECURITIES – (continued)

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Less Than 12 Months
Government-sponsored enterprises	$4,981,952	$13,575	$1,874,183	$27,959
Obligations of state and local governments	—	—	887,972	17,701

	4,981,952	13,575	2,762,155	45,660

12 Months or More
Obligations of state and local governments	228,070	11,930	191,180	8,820

Total	$5,210,022	$25,505	$2,953,335	$54,480

A total of eleven available-for-sale securities were in a loss position at September 30, 2010. Of these securities, only one was in a loss position of twelve months or more, which consisted of an obligation of a state and local government. The Company believes that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers these losses temporary. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized costs. Management evaluates investment securities in a loss position based on length of impairment, severity of impairment and other factors.

Management determined that impairment related to certain securities were not temporary in nature at September 30, 2009. Other then temporary impairment losses were $461,935 for the nine months ended September 30, 2009. There were no other than temporary impairment losses for the nine months ended September 30, 2010.

The amortized cost and estimated fair values of securities available-for-sale based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

	September 30, 2010
	Amortized Cost	Fair Value
Due in one year or less	$400,679	$405,516
Due after one year but within five years	1,911,485	1,952,191
Due after five years but within ten years	13,142,040	13,587,329
Due after ten years	6,965,561	7,081,760

	22,419,765	23,026,796
Mortgage-backed securities	1,078,140	1,103,029

Total	$23,497,905	$24,129,825

During the first nine months of 2010 gross proceeds from the sale of available-for-sale securities were $4,562,437 resulting in gains of $262,011.

Securities Held-To-Maturity

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2010 -
Obligations of state and local governments	$299,876	$14,975	$—	$314,851

December 31, 2009 -
Obligations of state and local governments	$564,821	$7,294	$—	$572,115

COMMUNITYCORP

Notes to Consolidated Financial Statements

NOTE 5 – INVESTMENT SECURITIES – (continued)

The amortized cost and estimated fair values of securities held-to-maturity based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

	September 30, 2010
	Amortized Cost	Fair Value

Due after one year but within five years	$99,876	$101,487
Due after five years but within ten years	200,000	213,364

	$299,876	$314,851

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The table below presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2010, and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

COMMUNITYCORP

Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

September 30, 2010	Total	Level 1	Level 2	Level 3

Available for Sale Securities:
Government-sponsored enterprises	$12,223,202	$—	$12,223,202	$—
Obligations of state and local governments	11,706,623	—	11,706,623	—
Other	200,000	—	200,000	—

Total	$24,129,825	$—	$24,129,825	$—

December 31, 2009

Available for Sale Securities:

Government-sponsored enterprises	$11,767,056	$—	$11,767,056	$—
Obligations of state and local governments	12,653,121	—	12,653,121	—
Other	200,000	—	200,000	—

Total	$24,620,177	$—	$24,620,177	$—

There were no liabilities carried at fair value at September 30, 2010 or December 31, 2009.

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

Impaired Loans – The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans that are deemed impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs.

Other Real Estate Owned – Other real estate owned consists of assets acquired in settlement of loans and is carried at the lower of carrying value or fair value on a non-recurring basis. The fair value is dependent primarily upon independent appraisals, which the Company considers Level 2 inputs.

The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2010, and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

September 30, 2010	Total	Level 1	Level 2	Level 3
Impaired loans	$8,293,617	$—	$8,293,617	$—
Other real estate owned	1,488,357	—	1,488,357	—

Total assets at fair value	$9,781,974	$—	$9,781,974	$—

December 31, 2009
Impaired loans	$8,758,272	$—	$8,758,272	$—
Other real estate owned	340,000	—	340,000	—

Total assets at fair value	$9,098,272	$—	$9,098,272	$—

COMMUNITYCORP

Notes to Consolidated Financial Statements

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (continued)

There were no liabilities carried at fair value at September 30, 2010 or December 31, 2009.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$17,979,787	$17,979,787	$15,664,266	$15,664,266
Federal funds sold	3,979,000	3,979,000	2,030,000	2,030,000
Time deposits with other banks	1,250,000	1,250,000	1,500,000	1,500,000
Securities available-for-sale	24,129,825	24,129,825	24,620,177	24,620,177
Securities held-to-maturity	299,876	314,851	564,821	572,115
Nonmarketable equity securities	302,300	302,300	302,300	302,300
Loans receivable, gross	108,183,919	108,271,711	116,458,480	115,567,742

Financial Liabilities:
Demand deposit, interest-bearing transaction, money market, and savings accounts	$51,831,574	$51,831,574	$54,159,268	$54,159,268
Time deposits	90,119,047	90,513,908	92,528,728	92,710,544

	Notional Amount	Notional Amount

Off-Balance Sheet Financial Instruments:
Commitments	$6,399,000	$7,064,000
Standby letters of credit	810,000	825,000

COMMUNITYCORP

Notes to Consolidated Financial Statements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2010 compared to December 31, 2009, and the results of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

For the nine months ended September 30, 2010 we realized a net income of $203,639, or $0.87 per share compared to a net income of $596,224, or $2.54 per share for the nine months ended September 30, 2009. For the quarter ended September 30, 2010 we realized a net income of $235,214, or $1.01 per share compared to $312,629, or $1.33 per share for the quarter ended September 30, 2009. Our net income declined $392,585 and $77,415 for the nine and three months ended September 30, 2010 and 2009, respectively.

The decrease in our net income for both periods is mainly attributable to the increase in the volume of our problem loans. Defaults by our borrowers increased substantially during 2009 and continues into 2010, resulting in the recording of higher provisions for credit losses and higher net charge-offs. For the nine and three months ended September 30, 2010, we recorded a provision for loan losses of $1,626,000 and $415,000, respectively compared to $290,000 and $110,000, respectively for the comparable 2009 periods. Our net charge offs for the nine and three months ended September 30, 2010 was $1,620,545 and $512,342 compared to $250,910 and $153,411 for the nine and three months ended September 30, 2009, respectively.

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

Net interest income for the nine months ended September 30, 2010, was $4,128,288 compared to $4,084,693 for the same period last year, an increase of $43,595, or 1.07%. For the quarter ended September 30, 2010, net interest income was $1,321,910 compared to $1,389,655 for the quarter ended September 30, 2009, a decrease of $67,745, or 4.87%. The increases in net interest income for the nine months ended September 30, 2010, is mainly attributable to the decline in market interest rates, which resulted in the average cost of our interest-bearing liabilities declining 92 basis points, while our the average yield on our earning assets declined 70 points. The high percentage of fixed rate loans, which we maintain, tends to minimize the effect of falling interest rates. Additionally, the effect of the significant increase in our nonaccruing loans and our net loans charged off has a negative impact on our net interest income and is the primary reason for the decline of our net interest income for the quarter ended September 30, 2010, compared to the third quarter of 2009.

For the nine months ended September 30, 2010, average-earning assets totaled $155,706,824 with an annualized average yield of 4.99%, compared to $156,985,302 and 5.69%, respectively, for the same period last year. Average interest-bearing liabilities totaled $130,535,795 with an annualized average cost of 1.73% for the nine months ended September 30, 2010, compared to $131,310,291 and 2.65%, respectively, for the same period last year. For the quarter ended September 30, 2010, average-earning assets totaled $153,174,681 with an annualized average yield of 4.77%, compared to $159,561,683 and 5.44%, respectively, for the same period last year. Average interest-bearing liabilities totaled $127,862,613 with an annualized average cost of 1.62% for the three months ended September 30, 2010, compared to $132,998,368 and 2.38%, respectively, for the same period last year.

Our net interest margin and net interest spread was 3.54% and 3.27%, respectively for the nine months ended September 30,

2010, compared to 3.48% and 3.05%, respectively for the nine months ended September 30, 2009. For the quarter ended September 30, 2010 our net interest margin and our net interest spread was 3.42% and 3.16%, respectively compared to 3.46% and 3.06%, respectively, for the quarter ended September 30, 2009.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 72.81% and 73.48% of average earning assets for the nine months ended September 30, 2010 and 2009, respectively, and 72.15%, and 72.32% for the quarter ended September 30, 2010 and 2009, respectively. Loan interest income for the nine months ended September 30, 2010 totaled $5,163,742 compared to $5,849,283 for the same period in 2009. The annualized average yield on loans was 6.09% and 6.78% for the nine months ended September 30, 2010 and 2009, respectively. Loan interest income for the quarter ended September 30, 2010 totaled $1,642,566 compared to $1,917,477 for the same period in 2009. For the quarter ended September 30, 2010 and 2009 the annualized average yield on loans was 5.90% and 6.59%, respectively. Average balances of loans decreased to $113,373,186 during the nine months ended September 30, 2010, a decrease of $1,985,070 from the average of $115,358,256 during the comparable period in 2009. For the quarter ended September 30, 2010, the average balances of loans decreased by $4,887,535 from the average balances of loans of $115,396,843 for the quarter ended September 30, 2009, to $110,509,308, for the quarter ended September 30, 2010. The decrease in the annualized yield on loans for both periods is mainly attributable to the decline in market interest rates, the significant increase of in net loans charged off, and the significant increase in our nonaccruing loans. Fixed rate loans averaged approximately 96% and 98% of our loan portfolio during the first nine months of 2010 and 2009, respectively.

Investment securities averaged $22,687,520, or 14.57% of average earning assets, for the nine months ended September 30, 2010, compared to $27,693,191, or 17.64% of average earning assets, for the same period in 2009. For the quarter ended September 30, 2010, investment securities averaged $21,825,994, or 14.25%, of average earning assets compared to $28,160,742, or 17.65%, of average earnings assets, for the same period in 2009. Interest earned on investment securities was $597,330 for the nine months ended September 30, 2010, compared to $778,714, for the same period last year. For the quarter ended September 30, 2010, interest earned on investment securities was $183,473 compared to $251,852 for the same period last year. Investment securities yielded 3.52% and 3.76% for the nine months ended September 30, 2010 and 2009, respectively. For the quarter ended September 30, 2010 and 2009 the yields on investment securities was 3.34% and 3.55%, respectively.

The largest component of interest expense is interest on deposit accounts. Interest expense for deposit accounts was $1,686,426 and $2,597,968 for the nine months ended September 30, 2010 and 2009, respectively. For the quarter ended September 30, 2010 and 2009, interest expense was $521,189 and $797,485, respectively. The average balance of interest bearing deposits decreased to $130,535,601 during the nine months ended September 30, 2010 from $131,309,010 during the same period last year. During the quarter ended September 30, 2010, the average balances of interest bearing deposits decreased to $127,862,613 from $132,998,368 for the same period last year. The annualized average cost of deposits was 1.73% for the nine months ended September 30, 2010, compared to 2.65% for the same period in 2009. For the quarter ended September 30, 2010 and 2009, the annualized average cost of deposits was 1.62% and 2.38%, respectively. The decline in the annualized cost of our deposits is due to our decision to lower the rates we paid for deposit accounts. Previously, we were paying the highest rates in our market area.

For the nine months ended September 30, 2010 and 2009, interest expense on other interest-bearing liabilities was insignificant. We did not have any interest expense related to other borrowings for the three months ended September 30, 2010 or 2009.

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

The allowance for loan losses was 1.90% and 1.72% of total loans at September 30, 2010 and 2009 respectively. The allowance for loan losses at September 30, 2010 is reflective of the results of our allowance model methodology. We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance. Accordingly, we believe the allowance as of September 30, 2010 is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2010, the provision charged to expense was $1,626,000 as compared to $290,000 for the same period in 2009. For the three months ended September 30, 2010 and 2009, the provision charged to expense was $415,000 and $110,000 respectively.

Noninterest Income

Noninterest income for the nine months ended September 30, 2010 was $695,843 compared to $15,746 for the comparable 2009 period. The increase is mostly attributable to the $461,935 write down of certain investment securities for being other than temporarily impaired during the nine months ended September 30, 2009 and to the $262,011 gain realized on the sale of available-for-sale securities during the nine months ended September 30, 2010. For the quarter ended September 30, 2010 and 2009 noninterest income was $409,846 and $153,361, respectively. This reflects an increase of $256,485, which is mainly attributable to the $262,011 gain realized on the sale of available-for-sale securities during the quarter ended September 30, 2010. During the third quarter of 2010 we sold certain mortgage-backed securities totaling $4,562,437 because we believed they would not perform favorably in the future.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2010 and 2009 was $2,983,742 and $2,976,577, respectively. This represented a decrease of $7,165, or 0.24%. Salaries and employee benefits increased $28,681, or 1.91%, from $1,503,623 for the nine months ended September 30, 2009 to $1,532,304 for the comparable period in 2010. For the nine months ended September 30, 2009, other operating expense was $982,148 or $15,922 lower than the nine months ended September 30, 2009. Net occupancy and equipment expense decreased from $474,884 for the nine months ended September 30, 2009, to $469,290 for the comparable period in 2010.

Noninterest expense was $1,048,542 and $1,003,387 for the quarter ended September 30, 2010 and 2009, respectively. This represents an increase of $45,155, or 4.50%. Compared to the quarter ended September 30, 2009, salaries and benefits increased $15,607 or 3.09% to $521,505, net occupancy and equipment expense decreased $3,435, or 2.06% to $166,053 and other operating expenses increased $32,983, or 9.96% to $363,984.

Income Taxes

The income tax provision for the nine and three months ended September 30, 2010 reflects an income tax expense of $10,750 and $33,000, respectively compared to a income tax expense of $237,638 and $117,000, respectively for the comparable 2009 periods. The changes in the tax provisions relates to the changes in pre-tax income and by the relationship of the amount of non deductible items for income tax purposes that were included in net income before taxes.

Assets and Liabilities

During the first nine months of 2010, total assets decreased $4,615,579, or 2.79%, when compared to December 31, 2009. The decrease in total assets was mainly attributable to loans, which decreased $8,274,561, or 7.11%.

For the nine months ended September 30, 2010 total liabilities decreased $4,731,652, or 3.20% from December 31, 2009 and deposits decreased $4,737,375, or 3.23%.

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

Loans

At September 30, 2010, our total loans were $108,183,919 compared to $116,458,480 at December 31, 2009, a decrease of $8,274,561, or 7.11%. At September 30, 2010 and 2009, approximately 96% and 98%, respectively, of our loan portfolio consisted of fixed rate loans. Balances within the major loans receivable categories as of September 30, 2010 and December 31, 2009 are as follows

	September 30, 2010	December 31, 2009
Real estate – construction	$2,147,110	$3,256,857
Real estate – mortgage	26,611,053	31,601,663
Commercial and industrial	71,724,089	71,750,588
Consumer and other	7,701,667	9,849,372

	$108,183,919	$116,458,480

The loan portfolio consisted of loans having:
Variable rates loans	$4,149,398	$3,802,991

Fixed rates	104,034,521	112,655,489

Total gross loans	$108,183,919	$116,458,480

Risk Elements in the Loan Portfolio

The following table sets forth the Company’s nonperforming assets at the dates indicated:

	September 30,
	2010	2009
Nonaccrual loans	$5,708,894	$2,930,598
Total loans impaired not in nonaccrual	3,026,630	5,111,364

Total impaired loans	8,735,524	8,041,962
Loans 90 days or more past due and still accruing interest	3,176	2,313

Total impaired and nonperforming loans	8,738,700	8,044,275
Other real estate owned	1,488,357	180,000

Total impaired and nonperforming assets	$10,227,057	$8,224,275

Total impaired and nonperforming loans to total loans	8.08%	6.91%

Allowance for loan losses as a percentage of impaired and nonperforming loans	23.56%	25.12%

Total nonperforming assets to total assets	6.36%	4.93%

The following tables summarize information on impaired loans at and for the years ended September 30, 2010 and 2009.

	2010	2009

Impaired loans with specific allowance	$2,604,179	$2,520,895
Impaired loans with no specific allowance	6,131,345	5,521,067

Total impaired loans	$8,735,524	$8,041,962

Related specific allowance	$441,907	$920,327

Average recorded investment in impaired loans	$8,714,283	$5,931,886

At September 30, 2010 real estate or other collateral secured practically all of the loans that were considered impaired. In the event of foreclosure on these loans, there can be no assurance that in liquidation, the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results our internal review process and applying the allowance model methodology are the primary determining factors in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2010	2009
Balance, January 1,	$2,053,340	$1,981,637
Provision for loan losses for the period	1,626,000	290,000
Net loans (charged-off) recovered for the period	(1,620,545)	(250,910)

Balance, end of period	$2,058,795	$2,020,727

Gross loans outstanding, end of period	$108,183,919	$117,483,623

Allowance for loan losses to loans outstanding	1.90%	1.72%

Deposits

Total deposits decreased $4,737,375, or 3.23% from December 31, 2009. Interest-bearing deposits decreased $4,322,964 to $128,201,711 at September 30, 2010. Noninterest-bearing deposits decreased $414,411 to $13,748,910 at September 30, 2010. Expressed in percentages, interest-bearing deposits decreased 3.26% and noninterest-bearing deposits decreased 2.93%.

Balances within the major deposit categories are as follows:

	September 30, 2010	December 31, 2009
Noninterest-bearing demand deposits	$13,748,910	$14,163,321
Interest-bearing demand deposits	20,026,965	26,584,806
Savings deposits	18,055,699	13,411,141
Certificates of deposits	90,119,047	92,528,728

	$141,950,621	$146,687,996

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings), which was 76.21% at September 30, 2010 and 79.39% at December 31, 2009.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available-for-sale securities, particularly those maturing within one year, provide a secondary source of liquidity. In addition, funds from maturing loans are a source of liquidity.

At September 30, 2010 the Bank had available an unused short-term line of credit to purchase up to $7,000,000 of federal funds from unrelated correspondent institutions. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of September 30, 2010, the available credit totaled approximately $24,680,000 and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket lien on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Nine Months September 30, 2010 Compared to the Nine Months Ended September 30, 2009 – Net Interest Income,” our net interest margin increased. If net interest margin were to decline, net income would probably decline as well.

Capital Resources

Total shareholders’ equity increased from $17,745,653 at December 31, 2009 to $17,861,726 at September 30, 2010. The net increase of $116,073 is attributable to the net income for the period of $203,639 and the net increase of $127,836 in the fair value of securities available-for-sale, net of income taxes. These increases were offset by the payment of a cash dividend of $117,001 and the purchase of treasury stock of $98,401.

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

The following table summarizes the Bank’s risk-based capital at September 30, 2010:

Shareholders’ equity	$17,422,457
Less: intangibles	—

Tier 1 capital	17,422,457
Plus: allowance for loan losses (1)	1,471,250

Total capital	$18,893,707

Net risk-weighted assets	$117.700.000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	14.88%
Total capital (to risk-weighted assets)	16.13%
Tier 1 capital (to quarterly average assets)	10.82%

(1)	limited to 1.25% of gross risk-weighted assets

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500,000,000 in consolidated assets.

Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) which, among other things, alters the oversight and supervision of financial institutions by federal and state regulators, introduces minimum capital requirements, creates a new federal agency to supervise consumer financial products and services, and implements changes to corporate governance and compensation practices. Although the Act is particularly focused on large bank holding companies with consolidated assets of $50 billion or more, it does contain a number of provisions that may affect us, including:

•

Minimum Leverage and Risk-Based Capital Requirements. Under the Act, the appropriate Federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions.

•

Deposit Insurance Modifications. The Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Act also makes permanent the increase in maximum federal deposit insurance limits from $100,000 to $250,000.

•

Creation of New Consumer Protection Bureau. The Act creates a new Bureau of Consumer Financial Protection within the Federal Reserve with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection will have broad rule-making authority for a wide range of consumer protection laws that apply to all insured depository institutions. The Bureau of Consumer Financial Protection has examination and enforcement authority over all depository institutions with more than $10 billion in assets. Depository institutions with $10 billion or less in assets, such as the Bank, will be examined by their applicable bank regulators.

•

Executive Compensation and Corporate Governance Requirements. The Act includes provisions that may impact our corporate governance, including a grant of authority to the SEC to issue rules that allow shareholders to nominate directors by using the company’s proxy solicitation materials. The Act further requires the SEC to adopt rules that prohibit the listing of any equity security of a company that does not have an independent compensation committee and require all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

Many provisions of the Act will require our regulators to adopt additional rules in order to implement the mandates included in the Act. In addition, the Act requires multiple studies which could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

We are not aware of any other current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2010, we had issued commitments to extend credit of approximately $6,399,000 and standby letters of credit of approximately $810,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risk supplement the risk factors previously identified in our Annual Report on Form 10-K for the year ended December 31, 2009. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, including those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard and (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact us. However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.

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

COMMUNITYCORP

Date: August 11, 2010	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: August 11, 2010	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer