Form 10-Q
period 2011-03-31
COMMUNITYCORP
filed 2011-05-13
CIK 1020347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

(843) 549-2265

(Issuer’s telephone number, including area code)

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

233,003 shares of common stock, $5.00 par value, as of April 28, 2011

COMMUNITYCORP

COMMUNITYCORP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,513,710	$4,206,974
Interest bearing deposits	11,380,149	9,966,826
Federal funds sold	3,944,000	2,004,000

Total cash and cash equivalents	18,837,859	16,177,800

Time deposits with other banks	750,000	1,000,000

Investment securities:
Securities available-for-sale	28,977,455	26,955,350
Securities held-to-maturity (estimated fair value of $309,067 in 2011 and $309,023 in 2010)	299,894	299,885
Nonmarketable equity securities	302,300	302,300

Total investment securities	29,579,649	27,557,535

Loans receivable	102,761,061	105,297,684
Less allowance for loan losses	(1,961,282)	(2,019,497)

Loans receivable, net	100,799,779	103,278,187

Premises and equipment, net	2,876,624	2,903,212
Accrued interest receivable	720,470	785,859
Other real estate owned	2,760,195	2,764,189
Other assets	1,195,301	1,361,893

Total assets	$157,519,877	$155,828,675

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$15,358,963	$14,077,860
Interest-bearing transaction accounts	21,139,718	21,295,198
Money market savings accounts	4,287,630	4,116,167
Savings	15,502,266	14,452,567
Time deposits $100,000 and over	45,919,462	46,142,153
Other time deposits	37,038,061	37,499,876

Total deposits	139,246,100	137,583,821
Accrued interest payable	397,807	451,331
Other liabilities	98,128	154,686

Total liabilities	139,742,035	138,189,838

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued
Common stock, $5 par value, 3,000,000 shares authorized; 300,000 shares issued	1,500,000	1,500,000
Capital surplus	1,737,924	1,737,924
Retained earnings	18,843,203	18,782,807
Accumulated other comprehensive income	13,857	(64,752)
Treasury Stock (66,997 shares issued and outstanding)	(4,317,142)	(4,317,142)

Total shareholders’ equity	17,777,842	17,638,837

Total liabilities and shareholders’ equity	$157,519,877	$155,828,675

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$1,563,983	$1,835,457
Securities	197,908	214,583
Other interest income	10,803	12,858

Total	1,772,694	2,062,898

Interest expense:
Deposit accounts	404,587	605,259
Other interest expense	—	1

	404,587	605,260

Net interest income	1,368,107	1,457,638

Provision for loan losses	225,000	365,000

Net interest income after provision for loan losses	1,143,107	1,092,638

Noninterest income:
Service charges	103,644	99,242
Other income	32,306	41,511

Total	135,950	140,753

Noninterest expenses:
Salaries and benefits	498,198	494,103
Net occupancy expense	64,988	62,931
Equipment expense	90,780	93,380
Other operating expenses	414,694	302,872

Total	1,068,660	953,286

Income before taxes	210,397	280,105

Income tax provision	33,500	75,000

Net income	$176,897	$205,105

Earnings per share:

Weighted average common shares outstanding	233,003	234,010

Net income per common share	$.76	$.88

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

for the three months ended March 31, 2011 and 2010

(Unaudited)

	Common stock		Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2010	300,000	$1,500,000	$1,737,924	$(64,752)	$18,782,807	$(4,317,142)	$17,638,837

Cash dividends paid ($ .50 per share)					(116,501)		(116,501)

Net income for the period					176,897		176,897

Other comprehensive income, net of tax benefit of $41,405				78,609			78,609

Comprehensive income							255,506

Balance, March 31, 2011	300,000	$1,500,000	$1,737,924	$13,857	$18,843,203	$(4,317,142)	$17,777,842

Balance, December 31, 2009	300,000	$1,500,000	$1,737,924	$286,072	$18,440,398	$(4,218,741)	$17,745,653

Cash dividends paid ($ .50 per share)					(117,001)		(117,001)

Net income for the period					205,105		205,105

Other comprehensive income, net of tax expense of $19,934				37,847			37,847

Comprehensive income							242,952

Purchase of treasury stock						(98,401)	(98,401)

Balance, March 31, 2010	300,000	$1,500,000	$1,737,924	$323,919	$18,528,502	$(4,317,142)	$17,773,203

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$176,897	$205,105
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225,000	365,000
Depreciation expense	57,767	59,536
Net premium amortization of investment securities	7,687	18,309
(Increase) decrease in accrued interest receivable	65,389	(3,186)
Decrease in accrued interest payable	(53,524)	(92,073)
Decrease in other assets	243,688	198,314
Increase (decrease) in other liabilities	(56,558)	9,309

Net cash provided by operating activities	666,346	760,314

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	574,049	3,153,996
Purchases of securities available-for-sale	(2,483,837)	(400,000)
Purchases of nonmarketable equity securities	—	(100)
Net decrease in loans to customers	2,138,902	645,556
Net decrease in time deposits in other banks	250,000	—
Purchases of premises and equipment	(31,179)	(16,577)

Net cash provided by investing activities	447,935	3,382,875

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	2,346,785	(1,687,054)
Net increase (decrease) in time deposits	(684,506)	1,034,294
Cash dividends paid	(116,501)	(117,001)
Purchase of treasury stock	—	(98,401)

Net cash provided (used) by financing activities	1,545,778	(868,162)

Net increase in cash and cash equivalents	2,660,059	3,275,027

Cash and cash equivalents, beginning of period	16,177,800	17,694,266

Cash and cash equivalents, end of period	$18,837,859	$20,969,293

Cash paid during the period for:

Income taxes	$10,000	$—
Interest	$458,111	$697,333

Supplemental noncash investing and financing activities

Foreclosures on loans	$114,506	$—

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2011 and for the interim periods ended March 31, 2011 and 2010 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire calendar year. The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2010 Annual Report.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in their interim and annual financial statements. See Note 6.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Expense (Benefit)	Net-of-tax Amount
For the Three Months Ended March 31, 2011:
Unrealized gains on securities available-for-sale	$120,014	$(41,405)	$78,609
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income - net unrealized gains on securities	$120,014	$(41,405)	$78,609

For the Three Months Ended March 31, 2010:
Unrealized gains on securities available-for-sale	$57,781	$19,934	$37,847
Reclassification adjustment for gains (losses) realized in net income	—	—	—

Other comprehensive income - net unrealized gains on securities	$57,781	$19,934	$37,847

COMMUNITYCORP

Accumulated other comprehensive income consists of the net unrealized gains and (losses) on securities available for sale, net of the deferred tax effects.

NOTE 4 - RECLASSIFICATIONS

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended March 31, 2010 and Form 10-K for the year ended December 31, 2010 were reclassified to conform to the March 31, 2011 presentation.

NOTE 5 - INVESTMENT SECURITIES

Securities Available-for-Sale

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
March 31, 2011
Government-sponsored enterprises	$14,892,174	$9,618	$301,946	$14,599,846
Mortgage-backed securities	3,148,913	24,639	16,229	3,157,323
Obligations of state and local governments	10,715,212	335,824	30,750	11,020,286
Other	200,000	—	—	200,000

Total	$28,956,299	$370,081	$348,925	$28,977,455

December 31, 2010
Government-sponsored enterprises	$13,891,989	$11,473	$312,020	$13,591,442
Mortgage-backed securities	1,842,249	24,286	15,269	1,851,266
Obligations of state and local governments	11,119,970	247,905	55,233	11,312,642
Other	200,000	—	—	200,000

Total	$27,054,208	$283,664	$382,522	$26,955,350

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Less Than 12 Months
Government-sponsored enterprises	$12,890,228	$301,946	$12,379,970	$312,019
Mortgaged-backed Securities	1,982,790	16,229	964,073	15,270
Obligations of state and local governments	996,806	30,750	2,151,511	55,233

	15,869,824	348,925	15,495,554	382,522

12 Months or More
Obligations of state and local governments	—	—	—	—

Obligations of state and local governments	$15,869,824	$348,925	$15,495,544	$382,522

A total of thirty-five available-for-sale securities were in a loss position at March 31, 2011. Of these securities, none were in a loss position of twelve months or more. The Company believes that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers these losses temporary. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized costs. Management evaluates investment securities in a loss position based on length of impairment, severity of impairment and other factors.

The amortized cost and estimated fair values of securities available-for-sale based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

COMMUNITYCORP

	March 31, 2011
	Amortized Cost	Fair Value

Due in one year or less	$205,042	205,326
Due after one year but within five years	2,611,917	2,637,252
Due after five years but within ten years	15,244,224	15,352,419
Due after ten years	7,746,203	7,625,135

	25,807,386	25,820,132
Mortgage-backed securities	3,148,913	3,157,323

Total	$28,956,299	$28,977,455

Securities Held-To-Maturity

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
March 31, 2011 -
Obligations of state and local governments	$299,894	$9,173	$—	$309,067

December 31, 2010 -
Obligations of state and local governments	$299,885	$9,138	$—	$309,023

The amortized cost and estimated fair values of securities held-to-maturity based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

	March 31, 2011
	Amortized Cost	Fair Value

Due after one year but within five years	$99,894	$101,477
Due after five years but within ten years	200,000	207,590

Total	$299,894	$309,067

NOTE 6 - LOANS RECEIVABLE

Loans consisted of the following:

	March 31,	December 31,
	2011	2010
Real estate – construction	$12,150,272	$12,674,197
Real estate – mortgage	74,752,125	76,149,357
Commercial and industrial	11,104,202	11,602,305
Consumer and other	4,754,462	4,871,825

Total gross loans	$102,761,061	$105,297,684

The loan portfolio consisted of loans having :
Variable rates loans	$1,605,731	$1,556,700
Fixed rates	101,155,330	103,740,984

Total gross loans	$102,761,061	$105,297,684

COMMUNITYCORP

Transactions in the allowance for loan losses are summarized below:

	March 31,	December 31,
	2011	2010

Balance, beginning of year	$2,019,497	$2,053,340
Provision charged to operations	225,000	1,866,000
Recoveries on loans previously charged-off	858	11,932
Loans charged-off	(284,073)	(1,911,775)

Balance, end of year	$1,961,282	$2,019,497

The following is an analysis of the allowance for loan losses by class of loans for the three months ended March 31, 2011 and the year ended December 31, 2010

March 31, 2011

		Real Estate Loans
(Dollars in Thousands)	Total	Construction	Mortgage	Total Real Estate Loans	Commercial	Consumer and Other
Beginning Balance	$2,019	$807	$404	$1,211	$606	$202
Charge-offs	(284)	(161)	(57)	(218)	(60)	(6)
Recoveries	1	—	1	1	—	—
Provisions	225	139	44	183	42	—

Ending balance	$1,961	$785	$392	$1,177	$588	$196

December 31, 2010
		Real Estate Loans
(Dollars in Thousands)	Total	Construction	Mortgage	Total Real Estate Loans	Commercial	Consumer and Other
Beginning Balance	$2,053	$826	$413	$1,239	$616	$198
Charge-offs	(1,912)	(765)	(382)	(1,147)	(574)	(191)
Recoveries	12	—	—	—	4	8
Provisions	1,866	746	373	1,119	560	187

Ending balance	$2,019	$807	$404	$1,211	$606	$202

At March 31, 2011 and December 31, 2010 the allocation of the allowance for loan losses and the recorded investment in loans summarized on the basis of the Company’s impairment methodology was as follows:

March 31, 2011

		Real Estate Loans
(Dollars in Thousands)	Total	Construction	Mortgage	Total Real Estate Loans	Commercial	Consumer and Other
Allowance for Loan Losses

Examined for Impairment
Individually	$600	$475	$40	$515	$65	$20
Collectively	1,361	310	352	662	523	176

Allowance for Loan Losses	$1,961	$785	$392	$1,177	$588	$196

COMMUNITYCORP

		Real Estate Loans
(Dollars in Thousands)	Total	Construction	Mortgage	Total Real Estate Loans	Commercial	Consumer and Other
Total Loans

Examined for Impairment
Individually	$7,321	$3,005	$3,917	$6,922	$288	111
Collectively	95,440	9,145	70,835	79,980	10,816	4,644

Total Loans	$102,761	$12,150	$74,752	$86,902	$11,104	$4,755

December 31, 2010
		Real Estate Loans
(Dollars in Thousands)	Total	Construction	Mortgage	Total Real Estate Loans	Commercial	Consumer and Other
Allowance for Loan Losses

Examined for Impairment
Individually	$373	$296	$25	$321	$40	12
Collectively	1,646	511	379	890	566	190

Allowance for Loan Losses	$2,019	$807	$404	$1,211	$606	$202

Total Loans

Examined for Impairment
Individually	$7,703	$3,162	$4,121	$7,283	$303	117
Collectively	97,595	9,512	72,029	81,541	11,299	4,755

Total Loans	$105,298	12,674	76,150	88,824	11,602	4,872

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected.

COMMUNITYCORP

The following summarizes the Company’s impaired loans by class as of March 31, 2011 and December 31, 2010.

March 31, 2011

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:

Real estate
Construction	$1,260	$1,260	$—
Mortgage	3,817	4,087	—

Total real estate loans	5,077	5,347	—
Commercial	207	243	—
Consumer and other	59	59	—

	5,343	5,649	—

With an allowance recorded:

Real estate
Construction	$1,745	$1,830	$475
Mortgage	100	100	40

Total real estate loans	1,845	1,930	515
Commercial	81	722	65
Consumer and other	52	52	20

	1,978	2,704	600

Total

Real estate
Construction	$3,005	$3,090	$475
Mortgage	3,917	4,187	40

Total real estate loans	6,922	7,277	515
Commercial	288	965	65
Consumer and other	111	111	20

Total	$7,321	$8,353	600

December 31, 2010

With no related allowance recorded:

Real estate
Construction	$1,326	$1,294	$—
Mortgage	4,016	4,196	—

Total real estate loans	5,342	5,490	—
Commercial	218	249	—
Consumer and other	62	61

	5,622	5,800	—

With an allowance recorded:

Real estate
Construction	$1,836	$1,879	$296
Mortgage	105	103	25

Total real estate loans	1,941	1,982	321
Commercial	85	741	40
Consumer and other	55	53	12

	2,081	2,776	373

Total

Real estate
Construction	$3,162	$3,173	$296
Mortgage	4,121	4,299	25

Total real estate loans	7,283	7,472	321
Commercial	303	990	40
Consumer and other	117	114	12

Total	$7,703	$8,576	373

COMMUNITYCORP

The average recorded investment in impaired loans for the three months and year ended March 31, 2011 and December 31, 2010, was $7,511,922 and $8,512,074, respectively.

Nonaccrual loans were $5,218,190 and $4,805,658 at March 31, 2011 and December 31, 2010, respectively.

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. During the three months ended March 31, 2011 and for the year ended December 31, 2010, interest income recognized on nonaccrual loans was $9,245 and $30,674, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $84,035 and $275,415 for the quarter ended March 31, 2011 and for the year ended December 31, 2010, respectively.

A summary of current, past due and nonaccrual loans as of March 31, 2011 and December 31, 2010 were as follows:

March 31, 2011

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89 Days	and Accruing	Non- Accruing	Total Past Due	Current	Total Loans
Real estate
Construction	$381	$—	$2,886	$3,267	$8,883	$12,150
Mortgage	786	—	2,079	2,865	71,887	74,752

Total real estate loans	1,167	—	4,965	6,132	80,770	86,902
Commercial	95	—	194	289	10,815	11,104
Consumer and other	61	1	59	121	4,634	4,755

Totals	$1,323	$1	$5,218	$6,542	$96,219	$102,761

December 31, 2010
	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89 Days	and Accruing	Non- Accruing	Total Past Due	Current	Total Loans
Real estate
Construction	$397	$—	$3,010	$3,407	$9,267	$12,674
Mortgage	768	—	1,533	2,301	73,849	76,150

Total real estate loans	1,165	—	4,543	5,708	83,116	88,824
Commercial	99	—	203	302	11,300	11,602
Consumer and other	63	—	60	123	4,749	4,872

Totals	$1,327	$—	$4,806	$6,133	$99,165	$105,298

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The following definitions are utilized for risk ratings, which are consistent with the definitions used in supervisory guidance:

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

COMMUNITYCORP

As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2011

		Real Estate Loans
(Dollars in Thousands)	Total	Construction	Mortgage	Total Real Estate Loans	Commercial	Consumer and Other
Pass	$98,765	$8,753	$74,752	$83,505	$10,709	$4,551
Special mention	498	246	—	246	163	89
Substandard	3,368	3,021	—	3,021	233	114
Doubtful	130	130	—	130	—	—

Total	$102,761	$12,150	$74,752	$86,902	$11,105	$4,754

December 31, 2010
		Real Estate Loans
(Dollars in Thousands)	Total	Construction	Mortgage	Total Real Estate Loans	Commercial	and Other Consumer
Pass	$98,620	$8,847	$76,150	$84,997	$9,793	$3,830
Special mention	1,378	681	—	681	551	146
Substandard	5,300	3,146	—	3,146	1,258	896
Doubtful	—	—	—	—	—	—

Total	$105,298	$12,674	$76,150	$88,824	$11,602	$4,872

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks and Interest-bearing Deposits with Other Banks - The carrying amount is a reasonable estimate of fair value.

Time Deposits in other Banks - The carrying amount is a reasonable estimate of fair value.

Nonmarketable Equity Securities - The carrying amount of nonmarketable equity securities is a reasonable estimate of fair value since no ready market exists for these securities.

Loans Receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Off-Balance Sheet Financial Instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

COMMUNITYCORP

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	March 31 2011		December 31 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$14,893,859	$14,893,859	$14,173,800	$14,173,800
Federal funds sold	3,944,000	3,944,000	2,004,000	2,004,000
Time deposits with other banks	750,000	750,000	1,000,000	1,000,000
Securities available-for-sale	28,977,455	28,977,455	26,955,350	26,955,350
Securities held-to-maturity	299,894	309,067	299,885	309,023
Nonmarketable equity securities	302,300	302,300	302,300	302,300
Loans receivable, gross	102,761,061	102,415,168	105,297,684	105,748,184

Financial Liabilities:
Demand deposit, interest-bearing transaction, money market, and savings accounts	$56,288,577	$56,288,577	$53,941,792	$53,941,792
Time deposits	82,957,523	83,191,511	83,642,029	84,001,754

	Notional Amount	Notional Amount

Off-Balance Sheet Financial Instruments:
Commitments	$5,251,000	$5,855,857
Standby letters of credits	822,000	850,000

The generally accepted accounting principles (GAAP) provide a framework for measuring and disclosing fair value which requires disclosures about the fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair value is defined as the exchange in price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1 —	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 —	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 —	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

COMMUNITYCORP

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities Available-for-Sale - Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Other Real Estate Owned - Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2011, and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Available-for-Sale Securities:

	Total	Level 1	Level 2	Level 3
March 31, 2011
Government-sponsored enterprises	$14,599,846	$—	$14,599,846	$—
Mortgage-backed securities	3,157,323	—	3,157,323	—
Obligations of state and local governments	11,020,286	—	11,020,286	—
Other	200,000	—	200,000	—

Total	$28,977,455	$—	$28,977,455	$—

December 31, 2010
Government-sponsored enterprises	$13,591,442	$—	$13,591,442	$—
Mortgage-backed securities	1,851,266	—	1,851,266	—
Obligations of state and local governments	11,312,642	—	11,312,642	—
Other	200,000	—	200,000	—

Total	$26,955,350	$—	$26,955,350	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

COMMUNITYCORP

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
March 31, 2011
Impaired loans	$6,720,415	$—	$6,720,415	$—
Other real estate owned	2,760,195	—	2,760,195	—

Total assets at fair value	$9,480,610	$—	$9,480,610	$—

December 31, 2010
Impaired loans	$7,329,757	$—	$7,329,757	$—
Other real estate owned	2,764,189	—	2,764,189	—

Total assets at fair value	$10,093,946	$—	$10,093,946	$—

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $7,320,602 at March 31, 2011 with a valuation allowance of $600,187. Impaired loans had a carrying value of $7,703,241 at December 31, 2010 with a valuation allowance of $373,484.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $2,760,195 and $2,764,189 at March 31, 2011 and December 31, 2010, respectively. There were no write downs of other real estate owned for the three months ended March 31, 2011 or for the year ended December 31, 2010 were $0 and $202,662, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 8 - SUBSEQUENT EVENTS

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

COMMUNITYCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2011 compared to December 31, 2010, and the results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. These comments should be read in conjunction with the Company’s condensed financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

Net income for the quarter ended March 31, 2011 was $176,897, or $0.76 per share, compared to $205,105, or $0.88 per share, for the quarter ended March 31, 2010, resulting in a decrease of $28,208.

An increase in our other real estate owned negatively impacted our 2011 operating results compared to 2010 by $98,202

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

Net interest income for the quarter ended March 31, 2011, was $1,368,107, compared to $1,457,638 for the same period last year, a decrease of $89,531, or 6.14%. This decrease is primarily attributable to the decrease in the average volume of our outstanding loans, which generally are our highest yielding assets

For the quarter ended March 31, 2011, average-earning assets totaled $146,578,738 with an annualized average yield of 4.90%. Average earning assets and annualized average yield were $147,175,520 and 5.68%, respectively, for the quarter ended March 31, 2010. For the quarter ended March 31, 2011, average interest-bearing liabilities totaled $124,015,114 with an annualized average cost of 1.32%. Average interest-bearing liabilities and annualized average cost were $131,122,735 and 1.87%, respectively, for the quarter ended March 31, 2010.

Our net interest margin and net interest spread were 3.79% and 3.58% for the quarter ended March 31, 2011 compared to 4.02% and 3.81%, respectively for the quarter ended March 31, 2010. The decreases were primarily attributable to the decrease in the average volume of our outstanding loans, which generally are our highest yielding assets. For the quarter ended March 31, 2011 and 2010, the average volume of our loans was 71.17% and 79.01% of our total average earnings assets, respectively.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 71.17% and 79.01% of average earning assets for the quarter ended March 31, 2011 and 2010, respectively. Loan interest income was $1,563,983 and $1,835,457 for quarter ended March 31, 2011 and 2010, respectively. The annualized average yield on loans was 6.08% and 6.40% for the quarter ended March 31, 2011 and 2010, respectively. Average balances of loans decreased to $104,319,807 during the quarter ended March 31, 2011, a decrease of $11,970,087 from the average balance of $116,289,894 during the quarter ended March 31, 2010. The decrease in the annualized yield on loans is mainly attributable to the decline in the average volume of our outstanding loans. Fixed rate loans averaged approximately 98% of our loan portfolio for the first quarter of 2011 and 97 % for the first quarter of 2010.

COMMUNITYCORP

Investment securities averaged $28,138,016 or 19.20% of average earning assets, for first quarter of 2011 compared to $23,926,625 or 16.26% of average earning assets, for the same period in 2010. Interest earned on investment securities amounted to $197,908 for the quarter ended March 31, 2011, compared to $214,583 for the comparable period last year. Investment securities yielded 2.85% and 3.64% for the quarter ended March 31, 2011 and 2010, respectively.

Total interest expense for the quarter ended March 31, 2011 and 2010 was $404,587 and $605,260 respectively. The largest component of interest expense is interest on deposit accounts. Interest expense on deposit accounts was $404,587 and $605,259, for the quarter ended March 31, 2011 and 2010, respectively. The average balance of interest bearing deposits decreased to $124,015,114 during the quarter ended March 31, 2011 from $131,122,146 for the quarter ended March 31, 2010. The annualized average cost of deposits was 1.32% for the quarter ended March 31, 2011 compared to 1.87% for the same period in 2010.

For the quarter ended March 31, 2011 and 2010, interest expense on other interest-bearing liabilities was insignificant.

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. On a quarterly basis, our Board of Directors reviews and approves the appropriate level for the allowance for loan losses based upon management’s recommendations, the results of our internal monitoring and reporting system, and an analysis of economic conditions in our market. The objective of management has been to fund the allowance for loan losses at a level greater than or equal to our internal risk measurement system for loan risk.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our statement of operations, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

The allowance represents an amount which management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on regular evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in our lending policies and procedures, changes in the local and national economy, changes in volume or type of credits, changes in the volume or severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a five-year average, adjusted for environmental risk, which is then applied to risk rated loans grouped by Federal Financial Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves.

We track our portfolio and analyze loans grouped by FFIEC call code categories. The first step in this process is to risk grade each and every loan in the portfolio based on one common set of parameters. These parameters include items like debt-to-worth ratio, liquidity of the borrower, net worth, experience in a particular field and other factors such as underwriting exceptions. Weight is also given to the relative strength of any guarantors on the loan.

After risk grading each loan, we then segment the portfolio by FFIEC call code groupings, separating out substandard or impaired loans. The remaining loans are grouped into “performing loan pools.” The loss history for each performing loan pool is measured over a specific period of time to create a loss factor. The relevant look back period is determined by the Bank, regulatory guidance, and current market events. The loss factor is then applied to

COMMUNITYCORP

the pool balance and the reserve per pool calculated. Loans deemed to be substandard but not impaired are segregated and a loss factor is applied to this pool as well. Finally, impaired loans are segmented based upon size; smaller impaired loans are pooled and a loss factor applied, while larger impaired loans are assessed individually using the appropriate impairment measuring methodology. Finally, certain qualitative factors are utilized to assess economic and other trends not currently reflected in the loss history. These factors include concentration of credit across the portfolio, the experience level of management and staff, effects of changes in risk selection and underwriting practice, industry conditions and the current economic and business environment. A quantitative value is assigned to each of the factors, which is then applied to the performing loan pools. Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the reserve. For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase reserve requirement for this factor. Similarly, positive trends in the loan portfolio, such as improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the reserve requirement for this factor. These factors are reviewed and updated by our risk management committee on a regular basis to arrive at a consensus for our qualitative adjustments.

Periodically, we adjust the amount of the allowance based on changing circumstances. We recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. In addition, on a quarterly basis we informally compare our allowance for loan losses to various peer institutions; however, we recognize that allowances will vary as financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles for the institutions. If our allowance was significantly different from our peer group, we would carefully review our assessment procedures again to ensure that all procedures were completed accurately and all environmental risk factors were thoroughly considered. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the economic environment in our market areas.

Various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and it is possible that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

As of March 31, 2011 and 2010, the allowance for loan losses was $1,961,282 and $2,069,976, respectively, a decrease of $108,964, or 5.25%, from the 2010 allowance. However, as a percentage of total loans, the allowance for loan losses was 1.91% and 1.79% at March 31, 2011 and 2010, respectively. The decrease in the dollar amount of our allowance for loan losses was driven by the significant reduction of our loan portfolio, while we continue to charge off loan losses once they are identified.

COMMUNITYCORP

For the quarter ended March 31, 2011 and 2010, the provision for loan losses was $225,000 and $365,000, respectively. This represents a decrease of $140,000. The decline is largely attributable to the decline in our loan portfolio. At March 31, 2011 and 2010, our loans totaled $102,761,061 and $115,463,662, respectively.

We believe the allowance for loan losses at March 31, 2011, is adequate to meet potential loan losses inherent in the loan portfolio, and, as described earlier, maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

Noninterest income for the first quarter of 2011 was $135,950 compared to $140,753 for the first quarter of 2010.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2011 and 2010 was $1,068,660 and $953,286, respectively. This represented an increase in noninterest expense of $115,374, or 12.10%. Salaries and employee benefits increased $4,095, or 0.83%, from $494,103 for the three months ended March 31, 2010 to $498,198 for the comparable period in 2011. For the three months ended March 31, 2011, other operating expenses were $414,694, or $111,822, higher than the three months ended March 31, 2010. This increase is mainly attributable to the increase in other real estate owned expenses, which increased $98,202. The total of net occupancy and equipment expense was $155,768 and $156,311 for the first quarter of 2011 and 2010, respectively.

Income Taxes

The income tax provision for the three months ended March 31, 2011 was $33,500 compared to $75,000 for the same period in 2010. The decrease in the provision resulted primarily from the relationship of tax exempt income to net income before taxes

Assets and Liabilities

During the first three months of 2011, total assets increased $1,691,202 or 1.09%, when compared to December 31, 2010. The balance of the federal funds sold was $3,944,000 at March 31, 2011 and $2,004,000 at December 31, 2010. Total investment securities increased $2,022,114 from December 31, 2010 to $29,579,649 at March 31, 2011. Gross loans decreased $2,536,623, or 2.41%, to $102,761,061 at March 31, 2011.

For the three months ended March 31, 2011, total liabilities increased $1,552,197 or 1.12% and total deposits increased $1,662,279 or 1.21% from December 31, 2010.

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

COMMUNITYCORP

Loans

At March 31, 2011, our total loans were $102,761,061 compared to $105,297,684 at December 31, 2010, a decrease of $2,536,623 or 2.41%. At March 31, 2011 and December 31, 2010, approximately 98% and 99% of our loan portfolio consisted of fixed rate loans, respectively. Balances within the major loans receivable categories as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Real estate – construction	$12,150,272	$12,674,197
Real estate – mortgage	74,752,125	76,149,357
Commercial and industrial	11,104,202	11,602,305
Consumer and other	4,754,462	4,871,825

Total gross loans	$102,761,061	$105,297,684

The loan portfolio consisted of loans having:
Variable rates loans	$1,605,731	$1,556,700
Fixed rates	101,155,330	103,740,984

Total gross loans	$102,761,061	$105,297,684

Risk Elements in the Loan Portfolio

The following table sets forth the Company’s nonperforming assets at the dates indicated:

	March 31,
	2011	2010
Loans impaired and included in nonaccrual loans	$2,102,412	$3,926,894
Loans impaired and not included in nonaccrual	5,218,190	4,803,218

Total impaired loans	7,320,602	8,730,112
Loans 90 days or more past due and still accruing interest	—	2,543

Total impaired and nonperforming loans	7,320,602	8,732,655
Other real estate owned	2,760,195	340,000

Total impaired and nonperforming assets	$10,080,797	$9,072,655

Nonperforming assets to total assets	6.40%	5.51%

Total impaired and nonperforming loans to total loans	7.12%	8.29%

Allowance for loan losses as a percentage of impaired and nonperforming loans	26.79%	23.70%

The following tables summarize information on impaired loans for the quarters ended March 31, 2011 and 2010.

	2011	2010
Impaired loans with specific allowance	$1,977,978	$2,821,588
Impaired loans with no specific allowance	5,342,624	5,908,524

Total impaired loans	$7,320,602	$8,730,112

Related specific allowance	$600,187	$875,001
Average recorded investment in impaired loans	7,511,922	8,744,192

At March 31, 2011 real estate or other collateral secured practically all of the loans that were considered impaired. In the event of foreclosure on these loans, there can be no assurance that in liquidation, the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results our internal review process and applying the allowance model methodology are the primary determining factors in management’s assessment of the adequacy of the allowance for loan losses.

COMMUNITYCORP

Activity in the Allowance for Loan Losses is as follows:

	Three Months Ended March 31,
	2011	2010
Balance, January 1,	$2,019,497	$2,053,340
Provision for loan losses for the period	225,000	365,000
Net loans charged-off for the period	(283,215)	(348,364)

Balance, end of period	$1,961,282	$2,069,976

Gross loans outstanding, end of period	$102,761,061	$115,463,662

Allowance for loan losses to loans outstanding	1.91%	1.79%

Deposits

Deposits account for practically all of our interest bearing liabilities. Total average deposits decreased from $145,105,616 in 2010 to $138,062,443 in 2011. This represents a decrease of $7,043,173, or 4.85% from the 2010 amount.

The following table summarizes our average deposits for the three months ended March 31, 2011 and 2010.

	2011		2010
	Amount	Percent of Deposits	Amount	Percent of Deposits
Noninterest-bearing demand	$14,047,329	10.17%	$13,983,471	9.64%
Interest-bearing demand	20,930,067	15.16	21,741,628	14.98
Savings accounts	19,341,440	14.01	16,103,592	11.10
Time deposits	83,743,607	60.66	93,276,925	64.28

Total deposits	$138,062,443	100.00%	$145,105,616	100.00%

Our actual deposits at March 31, 2011 and December 31, 2010 were $139,246,100 and $137,583,821, respectively, representing an increase of $1,662,279, or 1.21%.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $93,326,638 and $91,441,668 at March 31, 2011 and December 31, 2010, respectively. A stable base of deposits is expected to be our primary source of funding to meet both our short-term and long-term liquidity needs in the future.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 73.80% and 76.53% on March 31, 2011 and December 31, 2010, respectively.

We did not have any brokered deposits at March 31, 2011 or December 31, 2010.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings if any), which was 73.80% at March 31, 2011 and 76.53% at December 31, 2010.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available-for-sale securities, particularly those maturing within one year, provide a secondary source of liquidity. Additionally, funds from maturing loans are a source of liquidity.

COMMUNITYCORP

At March 31, 2011 the Bank had available an unused short-term line of credit to purchase up to $10,000,000 of federal funds from unrelated correspondent institutions. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end. As of March 31, 2011, the available credit totaled approximately $23,370,000 and there were no borrowings outstanding. Any borrowings from the Federal Home Loan Bank will be secured by a blanket lien on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010 – Net Interest Income,” our net interest margin decreased during the current period. If the net interest margin were to continue decline, the net income will likely decline also.

Capital Resources

Total shareholders’ equity at March 31, 2011 and December 31, 2010 was $17,777,842 or 11.29% and $17,638,837 or 11.32%, respectively, of total assets.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2011 and 2010.

	March 31,
	2011	2010
Return on average assets	0.46%	0.51%
Return on average equity	4.05	4.67
Average equity to average assets ratio	11.32	10.88

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

COMMUNITYCORP

The following table summarizes the Bank’s various capital ratios at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Tier 1 capital (to risk-weighted assets)	13.70%	15.23%
Total capital (to risk-weighted assets)	14.95%	16.49%
Tier 1 capital (leverage ratio)	10.63%	11.15%

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2011, we had issued commitments to extend credit of $5,251,000 and standby letters of credit of $822,000 through various types of commercial lending arrangements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2010 as filed in our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

COMMUNITYCORP

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

Item 1A. Risk Factors

There has been no change in the risk factors, which were reported on Form 10-K for the year ended December 31, 2010.

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

COMMUNITYCORP

Date:	May 13, 2011	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date:	May 13, 2011	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer