Form 10-K/A
period 2010-12-31
COMMUNITYCORP
filed 2011-05-23
CIK 1020347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Amendment No. 1)

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

The number of shares of common stock outstanding as of March 25, 2011, was 233,003

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the year ended December 31, 2010

Proxy Statement for the Annual Meeting of April 27, 2011

EXPLANATORY NOTE

Communitycorp is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission on March 29, 2011 (the “Original Filing”). “The Original Filing is being updated to include a new opinion date on the Elliott Davis 2009 financials as the date in the Original Filing inadvertently contained the wrong date.”

For convenience, this Amendment No. 1 sets forth the Original Filing in its entirety. Other than the change referenced above, no other changes have been made to the Original Filing and this Amendment No. 1 does not reflect facts or events occurring after the date on which the Original Filing was filed.

i

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