Form 10-Q
period 2011-06-30
COMMUNITYCORP
filed 2011-08-12
CIK 1020347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

233,003 shares of common stock, $5.00 par value, as of July 31, 2011

COMMUNITYCORP

COMMUNITYCORP
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,748,668	$4,206,974
Interest bearing deposits	12,900,487	9,966,826
Federal funds sold	1,775,000	2,004,000
Total cash and cash equivalents	18,424,155	16,177,800

Time deposits with other banks	750,000	1,000,000

Investment securities:
Securities available-for-sale	31,273,755	26,955,350
Securities held-to-maturity (estimated fair value of $309,287 in 2011 and $309,023 in 2010)	299,903	299,885
Nonmarketable equity securities	292,200	302,300
Total investment securities	31,865,858	27,557,535

Loans receivable	100,357,304	105,297,684
Less allowance for loan losses	(1,913,210)	(2,019,497)

Loans receivable, net	98,444,094	103,278,187

Premises and equipment, net	2,824,224	2,903,212
Accrued interest receivable	799,733	785,859
Other real estate owned	2,985,528	2,764,189
Other assets	953,947	1,361,893

Total assets	$157,047,539	$155,828,675

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$12,673,102	$14,077,860
Interest-bearing transaction accounts	21,931,962	21,295,198
Money market savings accounts	4,411,096	4,116,167
Savings	15,693,014	14,452,567
Time deposits $100,000 and over	46,465,066	46,142,153
Other time deposits	37,016,957	37,499,876
Total deposits	138,191,197	137,583,821

Accrued interest payable	354,301	451,331
Other liabilities	154,896	154,686

Total liabilities	138,700,394	138,189,838

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued
Common stock, $5 par value, 3,000,000 shares authorized; 300,000 shares issued	1,500,000	1,500,000
Capital surplus	1,737,924	1,737,924
Retained earnings	19,036,777	18,782,807
Accumulated other comprehensive income (loss)	389,586	(64,752)
Treasury Stock (66,997 shares at cost)	(4,317,142)	(4,317,142)

Total shareholders’ equity	18,347,145	17,638,837

Total liabilities and shareholders’ equity	$157,047,539	$155,828,675
See notes to condensed consolidated financial statements.

COMMUNITYCORP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$1,574,644	$1,685,719	$3,138,627	$3,521,176
Securities	212,624	199,274	410,532	413,857
Other interest income	10,106	23,725	20,909	36,583
Total	1,797,374	1,908,718	3,570,068	3,971,616

Interest expense:
Deposit accounts	376,233	559,978	780,820	1,165,237
Other interest expense	-	-	-	1
Total	376,233	559,978	780,820	1,165,238

Net interest income	1,421,141	1,348,740	2,789,248	2,806,378

Provision for loan losses	313,000	846,000	538,000	1,211,000

Net interest income after provision for loan losses	1,108,141	502,740	2,251,248	1,595,378

Noninterest income:
Service charges	102,076	111,161	205,720	210,473
Other income	32,126	29,083	64,432	70,524
Total	134,202	140,244	270,152	280,997

Noninterest expenses:
Salaries and benefits	484,380	516,696	982,578	1,010,799
Net occupancy expense	81,274	62,314	146,262	125,245
Equipment expense	91,448	87,612	182,228	180,993
Other operating expenses	325,367	310,292	740,061	613,163
Total	982,469	976,914	2,051,129	1,930,200

Income (loss) before taxes	259,874	(333,930)	470,271	(53,825)

Income tax provision	66,300	(97,250)	99,800	(22,250)

Net income (loss)	$193,574	$(236,680)	$370,471	$(31,575)

Earnings (loss) per share:

Weighted average common shares outstanding	233,003	233,033	233,003	233,504

Net income (loss) per common share	$0.83	$(1.02)	$1.59	$(0.14)

See notes to condensed consolidated financial statements.

COMMUNITYCORP
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For The Six Months Ended June 30, 2011 and 2010
(Unaudited)

				Accumulated
				Other
				Comprehensive
	Common stock		Capital	Income	Retained	Treasury
	Shares	Amount	Surplus	(Loss)	Earnings	Stock	Total
Balance, December 31, 2010	300,000	$1,500,000	$1,737,924	$(64,752)	$18,782,807	$(4,317,142)	$17,638,837

Cash dividends paid ($ .50 per share)					(116,501)		(116,501)

Net income for the period					370,471		370,471

Other comprehensive income, net of tax expense of $239,308				454,338			454,338

Comprehensive income							824,809

Balance, June 30, 2011	300,000	$1,500,000	$1,737,924	$389,586	$19,036,777	$(4,317,142)	$18,347,145

Balance, December 31, 2009	300,000	$1,500,000	$1,737,924	$286,072	$18,440,398	$(4,218,741)	$17,745,653

Cash dividends paid ($ .50 per share)					(117,001)		(117,001)

Net loss for the period					(31,575)		(31,575)

Other comprehensive income, net of tax expense of $53,060				100,737			100,737

Comprehensive income							69,162

Purchase of treasury stock						(98,401)	(98,401)

Balance, June 30, 2010	300,000	$1,500,000	$1,737,924	$386,809	$18,291,822	$(4,317,142)	$17,599,413

See notes to condensed consolidated financial statements.

COMMUNITYCORP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$370,471	$(31,575)
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Provision for loan losses	538,000	1,211,000
Depreciation expense	112,270	118,895
Loss on sale of other real estate owned	21,432	-
Net premium amortization of investment securities	13,838	32,825
(Increase) decrease in accrued interest receivable	(13,874)	13,569
Decrease in accrued interest payable	(97,030)	(117,789)
Decrease in other assets	168,638	214,112
Increase in other liabilities	210	33,676
Net cash provided by operating activities	1,113,955	1,474,713

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	1,844,296	4,854,116
Purchases of securities available-for-sale	(5,482,911)	(1,599,200)
Proceeds from maturities of securities held-to-maturity	-	265,000
(Increase) decrease of nonmarketable equity securities	10,100	(100)
Net decrease in loans to customers	3,758,104	3,474,217
Net decrease in time deposits in other banks	250,000	250,000
Proceeds from sales of other real estate owned	295,218	-
Purchases of premises and equipment	(33,282)	(24,828)
Net cash provided by investing activities	641,525	7,219,205

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	767,382	(2,317,817)
Net decrease in time deposits	(160,006)	(1,088,673)
Cash dividends paid	(116,501)	(117,001)
Purchase of treasury stock	-	(98,401)
Net cash provided (used) by financing activities	490,875	(3,621,892)

Net increase in cash and cash equivalents	2,246,355	5,072,026

Cash and cash equivalents, beginning of period	16,177,800	17,694,266

Cash and cash equivalents, end of period	$18,424,155	$22,766,292

Cash paid during the period for:
Income taxes	$50,000	$-
Interest	$877,850	$1,283,027

Supplemental noncash investing and financing activities
Foreclosures on loans	$537,989	$-
Net change in valuation allowance - available-for-sale	$454,338	$100,737

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2011 and for the interim periods ended June 30, 2011 and 2010 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire calendar year.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in Communitycorp’s 2010 Annual Report.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note. 6.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - RECLASSIFICATIONS

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended June 30, 2010 and Form 10-K for the year ended December 31, 2010 were reclassified to conform to the June 30, 2011 presentation.

NOTE 4 - COMPREHENSIVE INCOME

Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

		Tax
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Three Months Ended June 30, 2011:
Unrealized gains on securities available-for-sale	$573,632	$(197,903)	$375,729
Reclassification adjustment for gains (losses) in net income	-	-	-
Other Comprehensive income	$573,632	$(197,903)	$375,729

For the Three Months Ended June 30, 2010:
Unrealized gains on securities available-for-sale	$96,016	$(33,126)	$62,890
Reclassification adjustment for gains (losses) in net income	-	-	-
Other Comprehensive income	$96,016	$(33,126)	$62,890

For the Six Months Ended June 30, 2011:
Unrealized gains on securities available-for-sale	$693,646	$(239,308)	$454,338
Reclassification adjustment for gains (losses) in net income	-	-	-
Other Comprehensive income	$693,646	$(239,308)	$454,338

For the Six Months Ended June 30, 2010:
Unrealized gains on securities available-for-sale	$153,797	$(53,060)	$100,737
Reclassification adjustment for gains (losses) in net income	-	-	-
Other Comprehensive income	$153,797	$(53,060)	$100,737

Accumulated other comprehensive income consists of the net unrealized gains and (losses) on securities available-for sale, net of the deferred tax effects.

NOTE 5 - INVESTMENT SECURITIES

Securities Available-for-Sale

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2011 and December 31, 2010 were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2011
U.S. Government agencies	$16,991,360	$50,450	$16,648	$17,025,162
Mortgage-backed securities	2,981,397	67,448	77	3,048,768
Municipals	10,506,211	505,542	11,928	10,999,825
Other	200,000	-	-	200,000
Total	$30,678,968	$623,440	$28,653	$31,273,755

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2010
Government-sponsored enterprises	$13,891,989	$11,473	$312,020	$13,591,442
Mortgage-backed securities	1,842,249	24,286	15,269	1,851,266
Obligations of state and local governments	11,119,970	247,905	55,233	11,312,642
Other	200,000	-	-	200,000
Total	$27,054,208	$283,664	$382,522	$26,955,350

The following is a summary of maturities of securities available-for-sale as of June 30, 2011.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$-	-
Due after one year but within five years	1,831,797	1,883,346
Due after five years but within ten years	18,120,927	18,515,613
Due after ten years	7,744,847	7,826,028
	27,697,571	28,224,987
Mortgage-backed securities	2,981,397	3,048,768
Total	$30,678,968	$31,273,755

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Government-sponsored enterprises	$3,479,060	$16,648	$12,379,970	$312,020
Mortgaged-backed Securities	63,216	77	964,073	15,269
Obligations of state and local governments	-	-	2,151,511	55,233
	3,542,276	16,725	15,495,554	382,522

12 Months or More
Obligations of state and local governments	240,000	11,928	-	-
	240,000	11,928	-	-

Total	$3,782,276	$28,653	$15,495,554	$382,522

A total of ten available-for-sale securities were in a loss position at June 30, 2011, including one security that had been in a continuous loss position for twelve months or more.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers these losses temporary.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized costs.  Management evaluates investment securities in a loss position based on length of impairment, severity of impairment and other factors.

Securities Held-to-Maturity

The amortized cost and estimated fair values of securities held-to-maturity at June 30, 2011 and December 31, 2010 were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2011
Obligations of state and local governments	$299,903	$9,384	$-	$309,287

December 31, 2010
Obligations of state and local governments	$299,885	$9,138	$-	$309,023

The following is a summary of maturities of securities held-to-maturity as of June 30, 2011.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due after one year but within five years	$99,903	$100,651
Due after five years but within ten years	200,000	208,636
Total	$299,903	$309,287

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans receivable are summarized as follows:

	June 30,	December 31,
	2011	2010
Real estate – construction	$13,654,980	$12,674,197
Real estate – mortgage	73,318,790	76,149,357
Commercial and industrial	8,293,690	11,602,305
Consumer and other	5,089,844	4,871,825
Total gross loans	$100,357,304	$105,297,684

The loan portfolio consisted of loans having                                                                           :

	June 30,	December 31,
	2011	2010
Variable rates loans	$2,018,931	$1,556,700
Fixed rates	98,338,373	103,740,984
Total gross loans	$100,357,304	$105,297,684

A summary of the allowance for loan losses for the six months ended June 30, 2011 and year ended December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010
Balance, beginning of year	$2,019,497	$2,053,340
Provision charged to operations	538,000	1,866,000
Recoveries on loans previously charged-off	6,188	11,932
Loans charged-off	(650,475)	(1,911,775)
Balance, end of period	$1,913,210	$2,019,497

The following is an analysis of the allowance for loan losses by class of loans for the six months ended June 30, 2011 and the year ended December 31, 2010

June 30, 2011
		Real Estate Loans
				Total
				Real
				Estate		Consumer
(Dollars in Thousands)	Total	Construction	Mortgage	Loans	Commercial	and Other
Beginning Balance	$2,019	$807	$404	$1,211	$606	$202
Provisions	538	412	64	476	50	12
Recoveries	6	-	3	3	-	3
Charge-offs	(650)	(498)	(77)	(575)	(60)	(15)
Ending balance	$1,913	$721	$394	$1,115	$596	$202

December 31, 2010
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	And Other
Beginning Balance	$2,053	$826	$413	$1,239	$616	$198
Provisions	1,866	746	373	1,119	560	187
Recoveries	12	-	-	-	4	8
Charge-offs	(1,912)	(765)	(382)	(1,147)	(574)	(191)
Ending balance	$2,019	$807	$404	$1,211	$606	$202

At June 30, 2011 and December 31, 2010 the allocation of the allowance for loan losses and the recorded investment in loans summarized on the basis of the Company’s impairment methodology was as follows:

June 30, 2011
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Allowance for Loan Losses

Examined for Impairment
Individually	$411	$30	$35	$65	$326	$20
Collectively	1,502	691	359	1050	270	182
Allowance for Loan Losses	$1,913	$721	$394	$1,115	$596	$202

Total Loans

Examined for Impairment
Individually	$8,338	$1,708	$1,141	$2,849	$5,311	$178
Collectively	92,019	11,947	72,178	84,125	2,982	4,912
Total Loans	$100,357	$13,655	$73,319	$86,974	$8,293	$5,090

December 31, 2010
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Allowance for Loan Losses

Examined for Impairment
Individually	$373	$296	$25	$321	$40	$12
Collectively	1,646	511	379	890	566	190
Allowance for Loan Losses	$2,019	$807	$404	$1,211	$606	$202

Total Loans

Examined for Impairment
Individually	$7,703	$3,162	$4,121	$7,283	$303	$117
Collectively	97,595	9,512	72,029	81,541	11,299	4,755
Total Loans	$105,298	12,674	76,150	88,824	11,602	4,872

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

The following summarizes the Company’s impaired loans by class as of June 30, 2011 and December 31, 2010.

June 30, 2011
		Unpaid
(Dollars in Thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Real estate
Construction	$1,578	$1,578	$-
Mortgage	829	865	-
Total real estate loans	2,407	2,443	-
Commercial	3,686	4,486	-
Consumer and other	126	126	-
	6,219	7,055	-

With an allowance recorded:
Real estate
Construction	130	315	30
Mortgage	312	466	35
Total real estate loans	442	781	65
Commercial	1,625	4,080	326
Consumer and other	52	52	20
	2,119	4,913	411

Total
Real estate
Construction	1,708	1,893	30
Mortgage	1,141	1,331	35
Total real estate loans	2,849	3,224	65
Commercial	5,311	8,566	326
Consumer and other	178	178	20
Total	$8,338	$11,968	$411

December 31, 2010
		Unpaid
(Dollars in Thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:

Real estate
Construction	$1,326	$1,294	$-
Mortgage	4,016	4,196	-
Total real estate loans	5,342	5,490	-
Commercial	218	249	-
Consumer and other	62	61	-
	5,622	5,800	-
With an allowance recorded:

Real estate
Construction	1,836	1,879	296
Mortgage	105	103	25
Total real estate loans	1,941	1,982	321
Commercial	85	741	40
Consumer and other	55	53	12
	2,081	2,776	373

		Unpaid
(Dollars in Thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance

Total

Real estate
Construction	$3,162	$3,173	$296
Mortgage	4,121	4,299	25
Total real estate loans	7,283	7,472	321
Commercial	303	990	40
Consumer and other	117	114	12
Total	$7,703	$8,576	373

The average recorded investment in impaired loans for the six months and year ended June 30, 2011 and December 31, 2010, was $7,787,247 and $8,512,074, respectively.

Nonaccrual loans were $4,403,484 and $4,805,658 at June 30, 2011 and December 31, 2010, respectively.

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.  During the six months ended June 30, 2011 and for the year ended December 31, 2010, interest income recognized on nonaccrual loans was $16,913 and $30,674, respectively.  If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $147,828 and $275,415 for the six months ended June 30, 2011 and for the year ended December 31, 2010, respectively.

A summary of current, past due and nonaccrual loans as of June 30, 2011 and December 31, 2010 were as follows:

June 30, 2011
	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	And	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$749	$-	$2,364	$3,113	$10,542	$13,655
Mortgage	823	-	1,912	2,735	70,584	73,319
Total real estate loans	1,572	-	4,276	5,848	81,126	86,974
Commercial	166	-	68	234	8,059	8,293
Consumer and other	49	2	59	110	4,980	5,090
Totals	$1,787	$2	$4,403	$6,192	$94,165	$100,357

December 31, 2010
	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$397	$-	$3,010	$3,407	$9,267	$12,674
Mortgage	768	-	1,533	2,301	73,849	76,150
Total real estate loans	1,165	-	4,543	5,708	83,116	88,824
Commercial	99	-	203	302	11,300	11,602
Consumer and other	63	-	60	123	4,749	4,872
Totals	$1,327	$-	$4,806	$6,133	$99,165	$105,298

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

Special Mention - Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2011
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Pass	$93,652	$12,458	$72,261	$84,719	$3,950	$4,983
Special mention	179	28	41	69	66	44
Substandard	6,526	1,169	1,017	2,186	4,277	63
Doubtful	-	-	-	-	-	-
Total	$100,357	$13,655	$73,319	$86,974	$8,293	$5,090

December 31, 2010
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Pass	$98,620	$8,847	$76,150	$84,997	$9,793	$3,830
Special mention	1,378	681	-	681	551	146
Substandard	5,300	3,146	-	3,146	1,258	896
Doubtful	-	-	-	-	-
Total	$105,298	$12,674	$76,150	$88,824	$11,602	$4,872

The Company enters into financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other parties to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes the Company’s off-balance sheet financial instruments as of June 30, 2011 and December 31, 2010 whose contract amounts represent credit risk:

	June 30,	December 31,
	2011	2010
Commitments to extend credit	$5,463,000	$5,855,857
Standby letters of credit	847,000	850,000

NOTE 7 – OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the six months ended June 30, 2011 and year ended December 31, 2010 are summarized below:

	June 30,	December 31,
	2011	2010
Balance, beginning of year	$2,764,189	$340,000
Additions	537,989	2,491,189
Sales	(316,650)	(67,000)
Balance, end of period	$2,985,528	$2,764,189

The Company recognized a net loss of $21,432 on the sale of other real estate owned for the six months ended June 30, 2011.  The Company did not recognize a gain or loss on other real estate owned for the six months ended June 30, 2010.  For the year ended December 31, 2010 the Company recognized a net loss of $17,000 on the sale of other real estate owned.

Other real estate owned expense for the three and six months ended June 30, 2011 was $15,420 and $113,622, respectively, which includes gains and losses on sales.  The Company did not incur expenses attributable to other real estate owned for the three and six months ended June 30, 2010.

NOTE 8 - FAIR VALUE MEASUREMENTS

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks and Interest-bearing Deposits with Other Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds sold - The carrying amount is a reasonable estimate of fair value because these instruments typically have terms of one to seven days.

Time Deposits in other Banks - The carrying amount is a reasonable estimate of fair value.

Securities Available-for-Sale - The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Securities Held to Maturity – securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates.  The fair values of securities held-to-maturity are based on quoted market prices.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Nonmarketable Equity Securities - The carrying amount of nonmarketable equity securities is a reasonable estimate of fair value since no ready market exists for these securities.

Loans Receivable – For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$16,649,155	$16,649,155	$14,173,800	$14,173,800
Federal funds sold	1,775,000	1,775,000	2,004,000	2,004,000
Time deposits with other banks	750,000	750,000	1,000,000	1,000,000
Securities available-for-sale	31,273,755	31,273,755	26,955,350	26,955,350
Securities held-to-maturity	299,903	309,287	299,885	309,023
Nonmarketable equity securities	292,200	292,200	302,300	302,300
Loans receivable, gross	100,357,304	100,378,711	105,297,684	105,748,184
Accrued interest receivable	799,733	799,733	785,859	785,859

Financial Liabilities:
Demand deposit, interest-bearing transactions, money market, and savings accounts	$54,709,174	$54,709,174	$53,941,792	$53,941,792
Time deposits	83,482,023	83,874,773	83,642,029	84,001,754
Accrued interest payable	354,301	354,301	451,331	451,331

	Notional		Notional
Off-Balance Sheet Financial Instruments:	Amount		Amount
Commitments	$5,463,000		$5,855,857
Standby letters of credit	847,000		850,000

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1 -	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 -
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 -
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

Securities Available for Sale - Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures the impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

Available-for-Sale Securities:
	Total	Level 1	Level 2	Level 3
June 30, 2011
Government-sponsored enterprises	$17,025,162	$-	$17,025,162	$-
Mortgage-backed securities	3,048,768	-	3,048,768	-
Obligations of state and local governments	10,999,825	-	10,999,825	-
Other	200,000	-	200,000	-

Total	$31,273,755	$-	$31,273,755	$-

December 31, 2010
Government-sponsored enterprises	$13,591,442	$-	$13,591,442	$-
Mortgage-backed securities	1,851,266	-	1,851,266	-
Obligations of state and local governments	11,312,642	-	11,312,642	-
Other	200,000	-	200,000	-

Total	$26,955,350	$-	$26,955,350	$-

There were no liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
June 30, 2011
Impaired loans	$7,927,836	$-	$7,927,836	$-
Other real estate owned	2,985,528	-	2,985,528	-

Total assets at fair value	$10,913,364	$-	$10,913,364	$-

December 31, 2010
Impaired loans	$7,329,757	$-	$7,329,757	$-
Other real estate owned	2,764,189	-	2,764,189	-

Total assets at fair value	$10,093,946	$-	$10,093,946	$-

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $8,337,899 at June 30, 2011 with a valuation allowance of $410,063.  Impaired loans had a carrying value of $7,703,241 at December 31, 2010 with a valuation allowance of $373,484.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $2,985,528 and $2,764,189 at June 30, 2011 and December 31, 2010, respectively.  There were no write downs of other real estate owned for the six months ended June 30, 2011 or for the year ended December 31, 2010.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred that require accrual or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements.  The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements and the related notes and the other statistical information included in this report.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements.

Although we believe that our expectations of future performance are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

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

•
changes in financial market conditions, either internationally, nationally or locally in areas in which we operate, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	our ability to comply with any requirements imposed on us and our banking subsidiary by our respective regulators, and the potential negative consequences that may result;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•
our participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (the “EESA”) and the American Recovery and Reinvestment Act (the “ARRA”), including, without limitation, the CPP administered under the Troubled Asset Relief Program, and the Temporary Liquidity Guarantee Program (the “TLGP”) and the impact of such programs and related regulations on us and on international, national, and local economic and financial markets and conditions.

Forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Results of Operations

For the quarter ended June 30, 2011 we realized a net income of $193,574, or $0.83 per share compared to a net loss of $236,680, or $1.02 per share for the quarter ended June 30, 2010.  For the six months ended June 30, 2011 we realized a net income of $370,471, or $1.59 per share compared to a net loss of $31,575, or $0.14 per share for the six months ended June 30, 2010.  The improvement in our net income for both periods is primarily attributable to the reduction in the amount we had to provide for loan losses during the current periods.

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

Net interest income for the quarter ended June 30, 2011, was $1,421,141, compared to $1,348,740 for the same period last year, an increase of $72,401, or 5.37%.  This increase is primarily attributable to the yield on our average earning assets declining 36 basis points while the cost of our interest-bearing liabilities declined by 48 basis points.  Net interest income for the six months ended June 30, 2011 was $2,789,248, compared to $2,806,378 for the same period last year, a decrease of $17,130, or 0.61%.  This slight decrease is due to our yield on our average earning assets, when comparing 2011 with 2010, declining 5 basis points more than cost of our average interest-bearing liabilities.

For the three months ended June 30, 2011, average-earning assets totaled $148,112,153 with an annualized average yield of 4.87%.  Average earning assets and annualized average yield were $146,323,589 and 5.23%, respectively, for the three months ended June 30, 2010.  For the six months ended June 30, 2011, average earning assets totaled $147,349,688 with an annualized average yield of 4.89%.  Average earning assets and annualized average yield were $146,747,142 and 5.46%, respectively for the same period of 2010.

For the three months ended June 30, 2011, average interest-bearing liabilities totaled $124,870,335 with an annualized average cost of 1.21%. Average interest-bearing liabilities and annualized average cost were $132,657,863 and 1.69%, respectively, for the three months ended June 30, 2010. For the six months ended June 30, 2011, average interest-bearing liabilities totaled $124,445,096 with an annualized average cost of 1.27%. Average interest-bearing liabilities and annualized average cost were $131,894,540 and 1.78%, respectively, for the six months ended June 30, 2010.

Our net interest margin and net interest spread were 3.85% and 3.66% for the quarter ended June 30, 2011 compared to 3.70% and 3.54%, respectively for the quarter ended June 30, 2010.  Our net interest margin and net interest spread were 3.82% and 3.62%, respectively for the six months ended June 30, 2011 compared to3.86% and 3.68%, respectively for the six months ended June 30, 2010.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 68.64% and 77.49% of average earning assets for the quarter ended June 30, 2011 and 2010, respectively, and 69.89% and 78.25%, for the six months ended June 30, 2011 and 2010, respectively.  Loan interest income was $1,574,644 and $1,685,719 for quarter ended June 30, 2011 and 2010, respectively.  Loan interest income for the six months ended June 30, 2011 totaled $3,138,627 compared to $3,521,176 for the same period of 2010.  The annualized average yield on loans was 6.21% and 5.96% for the quarter ended June 30, 2011 and 2010, respectively.  The annualized average yield on loans was 6.15% and 6.18% for the six months ended June 30, 2011 and 2010, respectively.  Average balances of loans decreased to $101,664,912 during the quarter ended June 30, 2011, a decrease of $11,723,810, or 10.34% from the average balance of $113,388,722 during the quarter ended June 30, 2010.  For the six months ended June 30, 2011, the average balances of loans decreased by $11,846,259, or 10.32% from the average balances of $114,831,290 for the six months ended June 30, 2010, to $102,985,031.  The increase in the annualized yield on loans for the second quarter of 2011 compared to the second quarter of 2010 is due mainly to the amount of interest charged off on loans that were placed in nonaccruing status during the second quarter of 2010.  Fixed rate loans averaged approximately 98% and 96% of our loan portfolio for the first six months of 2011 and 2010, respectively.

Investment securities averaged $30,651,927, or 20.7% of average earning assets for the three months ended June 30, 2011, compared to $22,333,022, or 15.26%, of average earning assets, for the same period in 2010.  For the six months ended June 30, 2011, investment securities averaged $29,401,917, or 19.95% of average earning assets compared to $23,125,422, or 15.76%, of average earning assets, for the same period in 2010.  Interest earned on investment securities amounted to $212,624 for the three months ended June 30, 2011, compared to $199,274 for the same period of 2010.  For the six months ended June 30, 2011, interest earned on investment securities amounted to $410,532 compared to $413,857 for the same period last year.  Investment securities yielded 2.78% and 3.58% for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010 the yield on investment securities was 2.82% and 3.61%, respectively.

The largest component of interest expense is interest on deposit accounts.  Interest expense for deposit accounts for the quarter ended June 30, 2011 and 2010 was $376,233 and $559,978 respectively.  Interest expense for deposit accounts for the six months ended June 30, 2011 and 2010 was $780,820 and $1,165,237, respectively.  The average balance of interest bearing deposits decreased to $124,870,335 during the quarter ended June 30, 2011 from $132,657,863 for the quarter ended June 30, 2010.  During the six months ended June 30, 2011 the average balances of interest bearing deposits decreased to $124,445,096 from $131,894,247 for the same period in 2010.  The annualized average cost of deposits was 1.21% for the quarter ended June 30, 2011 compared to 1.69% for the same period in 2010.  The annualized average cost of deposits was 1.27% for the six months ended June 30, 2011 compared to 1.78% for the same period in 2010.

For the three and six months ended June 30, 2011 and 2010, interest expense on other interest-bearing liabilities was insignificant.

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

After risk grading each loan, we then segment the portfolio by FFIEC call code groupings, separating out substandard or impaired loans.  The remaining loans are grouped into “performing loan pools.”  The loss history for each performing loan pool is measured over a specific period of time to create a loss factor.  The relevant look back period is determined by the Bank, regulatory guidance, and current market events.  The loss factor is then applied to the pool balance and the reserve per pool calculated.  Loans deemed to be substandard but not impaired are segregated and a loss factor is applied to this pool as well.  Finally, impaired loans are segmented based upon size; smaller impaired loans are pooled and a loss factor applied, while larger impaired loans are assessed individually using the appropriate impairment measuring methodology.  Finally, certain qualitative factors are utilized to assess economic and other trends not currently reflected in the loss history. These factors include concentration of credit across the portfolio, the experience level of management and staff, effects of changes in risk selection and underwriting practice, industry conditions and the current economic and business environment.  A quantitative value is assigned to each of the factors, which is then applied to the performing loan pools. Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the reserve.  For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase reserve requirement for this factor.  Similarly, positive trends in the loan portfolio, such as improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the reserve requirement for this factor.  These factors are reviewed and updated by our risk management committee on a regular basis to arrive at a consensus for our qualitative adjustments.

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

As of June 30, 2011 and 2010, the allowance for loan losses was $1,913,210 and $2,156,137, respectively, a decrease of $242,927, or 11.27%, from the 2010 allowance.  However, as a percentage of total loans, the allowance for loan losses was 1.91% and 1.93% at June 30, 2011 and 2010, respectively.  The decrease in the dollar amount of our allowance for loan losses was driven by the significant reduction of our loan portfolio, while we continue to charge off loan losses once they are identified.

For the three months ended June 30, 2011 and 2010, the provision for loan losses was $313,000 and $846,000, respectively.  The provision for loan losses was $538,000 and $1,211,000 for the six months ending June 30, 2011 and 2010, respectively.  The significant decline in the provision for both periods is largely attributable to the decline in our loan portfolio and our belief that the credit quality our loan portfolio is beginning to stabilize.  At June 30, 2011 and 2010, our loans totaled $100,357,304 and $111,873,551, respectively.

We believe the allowance for loan losses at June 30, 2011, is adequate to meet potential loan losses inherent in the loan portfolio, and, as described earlier, maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

Noninterest income for the three months ending June 30, 2011 was $134,202 compared to $140,244 for the three months ending June 30, 2010.  For the six months ending June 30, 2011 and 2010 noninterest income was $270,152 and $280,997, respectively.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2011 and 2010 was $982,469 and $976,915, respectively.  This represented an increase in noninterest expense of $5,554, or 0.57%. Salaries and employee benefits decreased $32,316 from $516,696 for the three months ended June 30, 2010 to $484,380 for the comparable period in 2011.  The net occupancy expense was $81,274, or $18,960 higher for the three months ended June 30, 2011 than for the same period in 2010.  Equipment expense increased $3,836 from $87,612 for the three months ended June 30, 2010 to $91,448 for the three months ended June 30, 2011.  For the three months ended June 30, 2011, other operating expenses were $325,367, or $15,074, higher than the three months ended June 30, 2010.  This increase is mainly attributable to the increase in other real estate owned expenses, which increased $15,420.

Noninterest expense for the six months ended June 30, 2011 and 2010 was $2,051,129 and $1,930,200, respectively.  This represented an increase of $120,929 or 6.27%.  Salaries and employee benefits decreased $28,221, from $1,010,799 for the six months ended June 30, 2010 to $982,578 for the comparable period in 2011.  The net occupancy expense was $146,262, or $21,017 higher for the six months ended June 30, 2011 than for the same period in 2010.  Equipment expense increased $1,235 from $180,993 for the six months ended June 30, 2010 to $182,228 for the six months ended June 30, 2011. For the six months ended June 30, 2011, other operating expense was $740,061 or $126,898, higher than the six months ended June 30, 2010.  The increase in other operating expense is primarily attributable to the increase of $113,622 in other real estate owned expenses.

Income Taxes

The income tax provision for the three and six months ended June 30, 2011 reflects an income tax expense of $66,300 and $99,800, respectively compared to an income tax benefit of $97,250 and $22,250, respectively for the comparable 2010 periods.  The change in our tax provision from a tax benefit for the three and six months ended June 30, 2010, to a tax expense for the comparable 2011 periods is due primarily to our net income (loss) before income taxes and the relationship of our tax exempt income to net income (loss) before taxes.

Assets and Liabilities

During the first six months of 2011, total assets increased $1,218,865 or 0.78%, when compared to December 31, 2010.  The balance of the federal funds sold was $1,775,000 at June 30, 2011 and $2,004,000 at December 31, 2010, a decrease of $229,000 or 11.43%.  Total investment securities increased $4,308,323, or 15.63% from December 31, 2010 to $31,865,858 at June 30, 2011.  Gross loans decreased $4,940,380, or 4.69%, to $100,357,304at June 30, 2011.

For the six months ended June 30, 2011, total liabilities increased $510,556 or 0.37% and total deposits increased $607,376 or 0.44% from December 31, 2010.

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

Loans

At June 30, 2011, our total loans were $100,357,304 compared to $105,297,684 at December 31, 2010, a decrease of $4,940,380 or 4.69%.  At June 30, 2011 and December 31, 2010, approximately 98% and 99% of our loan portfolio consisted of fixed rate loans, respectively.  Balances within the major loans receivable categories as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Real estate – construction	$13,654,980	$12,674,197
Real estate – mortgage	73,318,790	76,149,357
Commercial and industrial	8,293,690	11,602,305
Consumer and other	5,089,844	4,871,825
Total gross loans	$100,357,304	$105,297,684

The loan portfolio consisted of loans having:

	June 30,	December 31,
	2011	2010
Variable rates	$2,018,931	$1,556,700
Fixed rates	98,338,373	103,740,984
Total gross loans	$100,357,304	$105,297,684

Risk Elements in the Loan Portfolio

The following table sets forth the Company’s nonperforming assets at the dates indicated:

	June 30,
	2011	2010
Loans impaired and included in nonaccrual loans	$4,403,484	$5,458,220
Loans impaired and not included in nonaccrual	3,934,415	3,175,003
Total impaired loans	8,337,899	8,633,223
Loans 90 days or more past due and still accruing interest	1,764	2,973
Total impaired and nonperforming loans	8,339,663	8,636,196
Other real estate owned	2,985,528	340,000
Total impaired and nonperforming assets	$11,325,191	$8,976,196

Nonperforming assets to total assets	7.21%	7.72%

Total impaired and nonperforming loans to total loans	8.31%	5.55%

Allowance for loan losses as a percentage of impaired and nonperforming loans	22.94%	24.97%

The following tables summarize information on impaired loans for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30,
	2011	2010
Impaired loans with specific allowance	$6,218,616	$1,067,605
Impaired loans with no specific allowance	2,119,283	7,565,618
Total impaired loans	$8,337,899	$8,633,223

Related specific allowance	$410,063	$278,658

Average recorded investment in impaired loans	7,787,247	8,707,205

At June 30, 2011 real estate or other collateral secured practically all of the loans that were considered impaired.  In the event of foreclosure on these loans, there can be no assurance that in liquidation, the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results our internal review process and applying the allowance model methodology are the primary determining factors in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:
	Six Months Ended
	June 30,
	2011	2010
Balance, January 1,	$2,019,497	$2,053,340
Provision for loan losses for the period	538,000	1,211,000
Net loans charged-off for the period	(644,287)	(1,108,203)
Balance, end of period	$1,913,210	$2,156,137

Gross loans outstanding, end of period	$100,357,304	$111,873,551

Allowance for loan losses to loans outstanding	1.91%	1.93%

Deposits

Deposits account for practically all of our interest bearing liabilities.  Total average deposits decreased from $146,584,533 for the first six months in 2010 to $138,762,438 for the first six months in 2011.  This represents a decrease of $7,821,995, or 5.34% from the 2010 amount.

The following table summarizes our average deposits for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011		2010
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
Noninterest-bearing demand	$14,317,342	10.32%	$14,690,286	10.02%
Interest-bearing demand	21,016,069	15.15	22,483,914	15.34
Savings accounts	19,990,090	14.41	16,715,662	11.40
Time deposits	83,438,937	60.13	92,694,671	63.24
Total deposits	$138,762,438	100.00%	$146,584,533	100.00%

Our actual deposits at June 30, 2011 and December 31, 2010 were $138,191,197 and $137,583,821, respectively, representing an increase of $607,376, or 0.44%.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $91,726,131 and $91,441,668 at June 30, 2011 and December 31, 2010, respectively.  A stable base of deposits is expected to be our primary source of funding to meet both our short-term and long-term liquidity needs in the future.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 72.62% and 76.53% on June 30, 2011 and December 31, 2010, respectively.

We did not have any brokered deposits at June 30, 2011 or December 31, 2010.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings.  The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings if any), which was 72.62% at June 30, 2011 and 76.53% at December 31, 2010.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available-for-sale securities, particularly those maturing within one year, provide a secondary source of liquidity.  Additionally, funds from maturing loans are a source of liquidity.

At June 30, 2011 the Bank had available an unused short-term line of credit to purchase up to $10,000,000 of federal funds from unrelated correspondent institutions.  The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end.  As of June 30, 2011, the available credit totaled approximately $23,560,000 and there were no borrowings outstanding.  Any borrowings from the Federal Home Loan Bank will be secured by a blanket lien on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period.  Currently we are liability-sensitive over periods with maturity dates of less than twelve months.  However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Six Months ended June 30, 2011 Compared to the Six Months Ended June 30, 2010 – Net Interest Income,” our net interest margin decreased during the current period. If the net interest margin were to continue decline, the net income will likely decline also.

Capital Resources

Total shareholders' equity at June 30, 2011 and December 31, 2010 was $18,347,145 or 11.68% and $17,638,837 or 11.32%, respectively, of total assets.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30,
	2011	2010
Return on average assets	4.18%	(0.36)%
Return on average equity	0.48	(0.04)
Average equity to average assets ratio	11.36	10.75

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

The following table summarizes the Bank’s various capital ratios at June 30, 2011and December 31, 2010:

	June 30,	December 31,
	2011	2010
Tier 1 capital (to risk-weighted assets)	17.19%	15.23%
Total capital (to risk-weighted assets)	18.44%	16.49%
Tier 1 capital (leverage ratio)	11.34%	11.15%

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2011, we had issued commitments to extend credit of $5,463,000 and standby letters of credit of $847,000 through various types of commercial lending arrangements.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Removed and Reserved

Not applicable

Item 5.   Other Information

Not applicable

Item 6.   Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

Date:	August 12, 2011	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date:	August 12, 2011	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer