Form 10-Q
period 2011-09-30
COMMUNITYCORP
filed 2011-11-14
CIK 1020347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

233,003 shares of common stock, $5.00 par value, as of October 31,2011

COMMUNITYCORP

COMMUNITYCORP
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,201,603	$4,206,974
Interest bearing deposits	15,739,480	9,966,826
Federal funds sold	6,148,000	2,004,000
Total cash and cash equivalents	26,089,083	16,177,800

Time deposits with other banks	750,000	1,000,000

Investment securities:
Securities available-for-sale	29,332,488	26,955,350
Securities held-to-maturity (estimated fair value of $311,140 in 2011 and $309,023 in 2010)	299,912	299,885
Nonmarketable equity securities	270,500	302,300
Total investment securities	29,902,900	27,557,535

Loans receivable	97,838,368	105,297,684
Less allowance for loan losses	(2,423,417)	(2,019,497)

Loans receivable, net	95,414,951	103,278,187

Premises and equipment, net	2,816,734	2,903,212
Accrued interest receivable	722,732	785,859
Other real estate owned	2,875,665	2,764,189
Other assets	952,971	1,361,893

Total assets	$159,525,036	$155,828,675

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$13,494,596	$14,077,860
Interest-bearing transaction accounts	22,429,639	21,295,198
Money market savings accounts	4,501,983	4,116,167
Savings	15,980,576	14,452,567
Time deposits $100,000 and over	48,068,274	46,142,153
Other time deposits	36,196,763	37,499,876
Total deposits	140,671,831	137,583,821

Accrued interest payable	293,143	451,331
Other liabilities	181,416	154,686

Total liabilities	141,146,390	138,189,838

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued
Common stock, $5 par value, 3,000,000 shares authorized; 300,000 shares issued	1,500,000	1,500,000
Capital surplus	1,737,924	1,737,924
Retained earnings	18,910,257	18,782,807
Accumulated other comprehensive income (loss)	547,607	(64,752)
Treasury Stock (66,997 shares at cost)	(4,317,142)	(4,317,142)

Total shareholders’ equity	18,378,646	17,638,837

Total liabilities and shareholders’ equity	$159,525,036	$155,828,675
See notes to condensed consolidated financial statements.

COMMUNITYCORP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$1,481,117	$1,642,566	$4,619,744	$5,163,742
Securities	210,254	183,473	620,786	597,330
Other interest income	12,556	17,060	33,465	53,643
Total	1,703,927	1,843,099	5,273,995	5,814,715

Interest expense:
Deposit accounts	350,491	521,189	1,131,311	1,686,426
Other interest expense	-	-	-	1
Total	350,491	521,189	1,131,311	1,686,427

Net interest income	1,353,436	1,321,910	4,142,684	4,128,288

Provision for loan losses	615,000	415,000	1,153,000	1,626,000

Net interest income after provision for loan losses	738,436	906,910	2,989,684	2,502,288

Noninterest income:
Service charges	102,278	121,624	307,998	332,097
Gain on sale of securities available-for-sale	-	262,011	-	262,011
Other income	29,550	26,211	93,982	101,735
Total	131,828	409,846	401,980	695,843

Noninterest expenses:
Salaries and benefits	493,219	521,505	1,475,797	1,532,304
Net occupancy expense	78,356	73,251	224,618	198,495
Equipment expense	87,591	89,802	269,819	270,795
Other operating expenses	387,147	363,984	1,127,208	982,148
Total	1,046,313	1,048,542	3,097,442	2,983,742

Income (loss) before taxes	(176,049)	268,214	294,222	214,389

Income tax provision	(49,529)	33,000	50,271	10,750

Net income (loss)	$(126,520)	$235,214	$243,951	$203,639

Earnings per share:

Weighted average common shares outstanding	233,003	233,003	233,003	233,335

Net income (loss) per common share	$(0.54)	$1.01	$1.05	$0.87

See notes to condensed consolidated financial statements.

COMMUNITYCORP
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For The Nine Months Ended September 30, 2011 and 2010
(Unaudited)

				Accumulated
				Other
				Comprehensive
	Common stock		Capital	Income	Retained	Treasury
	Shares	Amount	Surplus	(Loss)	Earnings	Stock	Total
Balance, December 31, 2010	300,000	$1,500,000	$1,737,924	$(64,752)	$18,782,807	$(4,317,142)	$17,638,837

Cash dividends paid ($ .50 per share)					(116,501)		(116,501)

Net income for the period					243,951		243,951

Other comprehensive income, net of tax expense of $322,539				612,359			612,359

Comprehensive income							856,310

Balance, September 30, 2011	300,000	$1,500,000	$1,737,924	$547,607	$18,910,257	$(4,317,142)	$18,378,646

				Accumulated
				Other
				Comprehensive
	Common stock		Capital	Income	Retained	Treasury
	Shares	Amount	Surplus	(Loss)	Earnings	Stock	Total
Balance, December 31, 2009	300,000	$1,500,000	$1,737,924	$286,072	$18,440,398	$(4,218,741)	$17,745,653

Cash dividends paid ($ .50 per share)					(117,001)		(117,001)

Net income for the period					203,369		203,369

Other comprehensive income, net of tax expense of $67,333				127,836			127,836

Comprehensive income							331,475

Purchase of treasury stock						(98,401)	(98,401)

Balance, September 30, 2010	300,000	$1,500,000	$1,737,924	$413,908	$18,527,036	$(4,317,142)	$17,861,726

See notes to condensed consolidated financial statements.

COMMUNITYCORP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$243,951	$203,639
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Provision for loan losses	1,153,000	1,626,000
Depreciation expense	162,608	179,265
Loss on sale of other real estate owned	21,432	17,000
Write down of other real estate owned	74,201	-
Net premium amortization of investment securities	17,833	39,077
Net amortization of deferred loan costs	-	326
Gain on sale of securities available-for-sale	-	(262,011)
Decrease in accrued interest receivable	63,127	134,710
Decrease in accrued interest payable	(158,188)	(172,133)
Decrease in other assets	86,383	468,456
Increase in other liabilities	26,730	110,523

Net cash provided by operating activities	1,691,077	2,344,852

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	11,668,836	7,939,663
Purchases of securities available-for-sale	(13,128,936)	(11,593,700)
Proceeds from the sale of securities available-for-sale	-	4,562,437
Proceeds from maturities of securities held-to-maturity	-	265,000
Decrease of nonmarketable equity securities	31,800	-
Net decrease in loans to customers	5,966,738	5,438,333
Net decrease in time deposits in other banks	250,000	250,000
Proceeds from sales of other real estate owned	536,389	50,000
Purchases of premises and equipment	(76,130)	(39,287)

Net cash provided by investing activities	5,248,697	6,872,446

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	2,465,002	(2,327,694)
Net increase (decrease) in time deposits	623,008	(2,409,681)
Cash dividends paid	(116,501)	(117,001)
Purchase of treasury stock	-	(98,401)

Net cash provided (used) by financing activities	2,971,509	(4,952,777)

Net increase in cash and cash equivalents	9,911,283	4,264,521

Cash and cash equivalents, beginning of period	16,177,800	17,694,266

Cash and cash equivalents, end of period	$26,089,083	$21,958,787

Cash paid during the period for:
Income taxes	$50,000	$-
Interest	$1,289,499	$1,858,560

Supplemental noncash investing and financing activities
Foreclosures on loans	$743,498	$1,215,357
Net change in valuation allowance - available-for-sale	$612,359	$127,836

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2011 and for the interim periods ended September 30, 2011 and 2010 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire calendar year.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in Communitycorp’s 2010 Annual Report.

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

Disclosures related to TDRs under ASU 2010-20 have been presented in Note 6.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012, but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012, but are not expected to have a material effect on the financial statements.

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

NOTE 3 - RECLASSIFICATIONS

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended September 30, 2010 and Form 10-K for the year ended December 31, 2010 were reclassified to conform to the September 30, 2011 presentation.

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

The components of other comprehensive income and related tax effects are as follows:

		Tax
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Three Months Ended September 30, 2011:
Unrealized gains on securities available-for-sale	$241,252	$(83,231)	$158,021
Reclassification adjustment for gains (losses) in net income	-	-	-
Other Comprehensive income	$241,252	$(83,231)	$158,021

For the Three Months Ended September 30, 2010:
Unrealized gains on securities available-for-sale	$303,384	$(104,668)	$198,716
Reclassification adjustment for gains (losses) in net income	262,011	(90,394)	171,617
Other Comprehensive income	$41,373	$(14,274)	$27,099

For the Nine Months Ended September 30, 2011:
Unrealized gains on securities available-for-sale	$934,898	$(322,539)	$612,359
Reclassification adjustment for gains (losses) in net income	-	-	-
Other Comprehensive income	$934,898	$(322,539)	$612,359

For the Nine Months Ended September 30, 2010:
Unrealized gains on securities available-for-sale	$457,180	$(157,727)	$299,453
Reclassification adjustment for gains (losses) in net income	262,011	(90,394)	171,617
Other Comprehensive income	$195,169	$(67,333)	$127,836

Accumulated other comprehensive income consists of the net unrealized gains and (losses) on securities available-for sale, net of the deferred tax effects.

NOTE 5 - INVESTMENT SECURITIES

Securities Available-for-Sale

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2011 and December 31, 2010 were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2011
Government-sponsored enterprises	$15,006,704	$35,285	$8,393	$15,033,596
Mortgage-backed securities	2,787,372	116,421	-	2,903,793
Obligations of state and local governments	10,502,372	692,727	-	11,195,099
Other	200,000	-	-	200,000
Total	$28,496,448	$844,433	$8,393	$29,332,488

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2010
Government-sponsored enterprises	$13,891,989	$11,473	$312,020	$13,591,442
Mortgage-backed securities	1,842,249	24,286	15,269	1,851,266
Obligations of state and local governments	11,119,970	247,905	55,233	11,312,642
Other	200,000	-	-	200,000
Total	$27,054,208	$283,664	$382,522	$26,955,350

The following is a summary of maturities of securities available-for-sale as of September 30, 2011.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$200,000	205,678
Due after one year but within five years	1,240,207	1,303,901
Due after five years but within ten years	13,661,771	14,133,306
Due after ten years	10,607,098	10,785,811
	25,709,076	26,428,696
Mortgage-backed securities	2,787,372	2,903,792
Total	$28,496,448	$29,332,488

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Government-sponsored enterprises	$3,339,321	$8,393	$12,379,970	$312,020
Mortgaged-backed Securities	-	-	964,073	15,269
Obligations of state and local governments	-	-	2,151,511	55,233
Total	$3,339,321	$8,393	$15,495,554	$382,522

A total of five available-for-sale securities were in a loss position at September 30, 2011, none of which had been in a continuous loss position for twelve months or more.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers these losses temporary.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized costs.  Management evaluates investment securities in a loss position based on length of impairment, severity of impairment and other factors.

Securities Held-to-Maturity

The amortized cost and estimated fair values of securities held-to-maturity at September 30, 2011 and December 31, 2010 were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2011
Obligations of state and local governments	$299,912	$11,228	$-	$311,140

December 31, 2010
Obligations of state and local governments	$299,885	$9,138	$-	$309,023

The following is a summary of maturities of securities held-to-maturity as of September 30, 2011.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due after one year but within five years	$99,912	$101,638
Due after five years but within ten years	200,000	209,502
Total	$299,912	$311,140

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans receivable are summarized as follows:

	September 30,	December 31,
	2011	2010
Real estate – construction	$12,935,754	$12,674,197
Real estate – mortgage	71,514,060	76,149,357
Commercial and industrial	7,869,260	11,602,305
Consumer and other	5,519,294	4,871,825
Total gross loans	$97,838,368	$105,297,684

The loan portfolio consisted of loans having:

	September 30,	December 31,
	2011	2010
Variable rates loans	$5,028,259	$3,206,699
Fixed rates	92,810,109	102,090,985
Total gross loans	$97,838,368	$105,297,684

A summary of the allowance for loan losses for the nine months ended September 30, 2011 and year ended December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010
Balance, beginning of year	$2,019,497	$2,053,340
Provision charged to operations	1,153,000	1,866,000
Recoveries on loans previously charged-off	14,857	11,932
Loans charged-off	(763,937)	(1,911,775)
Balance, end of period	$2,423,417	$2,019,497

The following is an analysis of the allowance for loan losses by class of loans for the nine months ended September 30, 2011 and the year ended December 31, 2010

September 30, 2011
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Beginning Balance	$2,019	$807	$404	$1,211	$606	$202
Provisions	1,153	795	806	1,601	(336)	(112)
Recoveries	15	-	3	3	8	4
Charge-offs	(764)	(538)	(105)	(643)	(76)	(45)
Ending balance	$2,423	$1,064	$1,108	$2,172	$202	$49

December 31, 2010
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Beginning Balance	$2,053	$826	$413	$1,239	$616	$198
Provisions	1,866	746	373	1,119	560	187
Recoveries	12	-	-	-	4	8
Charge-offs	(1,912)	(765)	(382)	(1,147)	(574)	(191)
Ending balance	$2,019	$807	$404	$1,211	$606	$202

At September 30, 2011 and December 31, 2010 the allocation of the allowance for loan losses and the recorded investment in loans summarized on the basis of the Company’s impairment methodology was as follows:

September 30, 2011
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Allowance for Loan Losses

Examined for Impairment
Individually	$1,586	$740	$702	$1,442	$144	$-
Collectively	837	324	406	730	58	49
Allowance for Loan Losses	$2,423	$1,064	$1,108	$2,172	$202	$49

Total Loans

Examined for Impairment
Individually	$11,232	$4,861	$4,491	$9,352	$1,755	$125
Collectively	86,606	8,075	67,023	75,098	6,114	5,394
Total Loans	$97,838	$12,936	$71,514	$84,450	$7,869	$5,519

December 31, 2010
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Allowance for Loan Losses

Examined for Impairment
Individually	$373	$296	$25	$321	$40	$12
Collectively	1,646	511	379	890	566	190
Allowance for Loan Losses	$2,019	$807	$404	$1,211	$606	$202

Total Loans

Examined for Impairment
Individually	$7,703	$3,162	$4,121	$7,283	$303	$117
Collectively	97,595	9,512	72,029	81,541	11,299	4,755
Total Loans	$105,298	$12,674	$76,150	$88,824	$11,602	$4,872

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

The following summarizes the Company’s impaired loans by class as of September 30, 2011 and December 31, 2010.

September 30, 2011
		Unpaid
(Dollars in Thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Real estate
Construction	$1,706	$1,706	$-
Mortgage	2,568	2,805	-
Total real estate loans	4,274	4,511	-
Commercial	1,593	1,636	-
Consumer and other	125	125	-
	5,992	6,272	-

With an allowance recorded:
Real estate
Construction	3,155	4,092	740
Mortgage	1,923	2,204	702
Total real estate loans	5,078	6,296	1,442
Commercial	162	162	144
Consumer and other	-	-	-
	5,240	6,458	1,586

Total
Real estate
Construction	4,861	5,798	740
Mortgage	4,491	5,009	702
Total real estate loans	9,352	10,807	1,442
Commercial	1,755	1,798	144
Consumer and other	125	125	-
Total	$11,232	$12,730	$1,586

December 31, 2010
		Unpaid
(Dollars in Thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:

Real estate
Construction	$1,326	$1,294	$-
Mortgage	4,016	4,196	-
Total real estate loans	5,342	5,490	-
Commercial	218	249	-
Consumer and other	62	61	-
	5,622	5,800	-
With an allowance recorded:

Real estate
Construction	1,836	1,879	296
Mortgage	105	103	25
Total real estate loans	1,941	1,982	321
Commercial	85	741	40
Consumer and other	55	53	12
	2,081	2,776	373

		Unpaid
(Dollars in Thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance

Total

Real estate
Construction	$3,162	$3,173	$296
Mortgage	4,121	4,299	25
Total real estate loans	7,283	7,472	321
Commercial	303	990	40
Consumer and other	117	114	12
Total	$7,703	$8,576	373

The average recorded investment in impaired loans for the nine months and year ended September 30, 2011 and December 31, 2010, was $8,648,438 and $8,512,074, respectively.

Nonaccrual loans were $6,502,127 and $4,805,658 at September 30, 2011 and December 31, 2010, respectively.

Included in the loans above are particular loans that have been modified in order to maximize the collection of loan balances.  If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on a loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

During the third quarter of 2011, the Company adopted Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310), which modified guidance for identifying restructurings of receivables that constitute a TDR.  In complying with the provisions of the ASU, the Company did not identify any new TDRs.

Total amount of troubled debt restructured loans outstanding as of September 30, 2011, was $902,808, including one loan of $133,625 which was performing and three loans totaling $769,223 which were not performing.  At that date, restructured loans consist of three loans that were restructured due to the capitalization of interest and one loan that was restructured due to the lowering of the interest rate.  All restructured loans at September 30, 2011, were included impaired loans.

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.  During the nine months ended September 30, 2011 and for the year ended December 31, 2010, interest income recognized on nonaccrual loans was $25,215 and $30,674, respectively.  If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $210,129 and $275,415 for the nine months ended September 30, 2011 and for the year ended December 31, 2010, respectively.

A summary of current, past due and nonaccrual loans as of September 30, 2011 and December 31, 2010 were as follows:

September 30, 2011
	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$779	$-	$3,760	$4,539	$8,397	$12,936
Mortgage	1,383	-	2,687	4,070	67,444	71,514
Total real estate loans	2,162	-	6,447	8,609	75,841	84,450
Commercial	319	-	49	368	7,501	7,869
Consumer and other	77	-	6	83	5,436	5,519
Totals	$2,558	$-	$6,502	$9,060	$88,778	$97,838

December 31, 2010
	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$397	$-	$3,010	$3,407	$9,267	$12,674
Mortgage	768	-	1,533	2,301	73,849	76,150
Total real estate loans	1,165	-	4,543	5,708	83,116	88,824
Commercial	99	-	203	302	11,300	11,602
Consumer and other	63	-	60	123	4,749	4,872
Totals	$1,327	$-	$4,806	$6,133	$99,165	$105,298

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

As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2011
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Pass	$89,233	$8,439	$68,307	$76,746	$7,147	$5,340
Special mention	1,107	635	181	816	122	169
Substandard	7,498	3,862	3,026	6,888	600	10
Doubtful	-	-	-	-	-	-
Total	$97,838	$12,936	$71,514	$84,450	$7,869	$5,519

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

The following table summarizes the Company’s off-balance sheet financial instruments as of September 30, 2011 and December 31, 2010 whose contract amounts represent credit risk:

	September 30,	December 31,
	2011	2010
Commitments to extend credit	$6,175,000	$5,855,857
Standby letters of credit	847,000	850,000

NOTE 7 – OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the nine months ended September 30, 2011 and year ended December 31, 2010 are summarized below:

	September 30,	December 31,
	2011	2010
Balance, beginning of year	$2,764,189	$340,000
Additions	743,498	2,491,189
Write downs	(74,201)	-
Sales	(557,821)	(67,000)
Balance, end of period	$2,875,665	$2,764,189

The Company recognized a net loss of $21,432 and $17,000 on the sale of other real estate owned for the nine months ended September 30, 2011 and 2010, respectively.

Other real estate owned expense for the three and nine months ended September 30, 2011 was $140,548 and $254,170, respectively, which includes gains and losses on sales.  For both the three and nine months ended September 30, 2010 expenses attributable to other real estate owned was $29,322.

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

Securities Held to Maturity - securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates.  The fair values of securities held-to-maturity are based on quoted market prices.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$19,941,083	$19,941,083	$14,173,800	$14,173,800
Federal funds sold	6,148,000	6,148,000	2,004,000	2,004,000
Time deposits with other banks	750,000	750,000	1,000,000	1,000,000
Securities available-for-sale	29,332,488	29,332,488	26,955,350	26,955,350
Securities held-to-maturity	299,912	311,140	299,885	309,023
Nonmarketable equity securities	270,500	270,500	302,300	302,300
Loans receivable, gross	97,838,367	97,940,138	105,297,684	105,748,184
Accrued interest receivable	722,732	722,732	785,859	785,859

Financial Liabilities:
Demand deposit, interest-bearing transactions, money market, and savings accounts	$56,406,794	$56,406,794	$53,941,792	$53,941,792
Time deposits	84,265,037	84,630,539	83,642,029	84,001,754
Accrued interest payable	293,143	293,143	451,331	451,331

	Notional	Notional
	Amount	Amount
Off-Balance Sheet Financial Instruments:
Commitments	$6,175,000	$5,855,857
Standby letters of credit	847,000	850,000

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures the impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

Available-for-Sale Securities:
	Total	Level 1	Level 2	Level 3
September 30, 2011
Government-sponsored enterprises	$15,033,596	$-	$15,033,596	$-
Mortgage-backed securities	2,903,793	-	2,903,793	-
Obligations of state and local governments	11,195,099	-	11,195,099	-
Other	200,000	-	200,000	-
Total	$29,332,488	$-	$29,332,488	$-

Available-for-Sale Securities:
	Total	Level 1	Level 2	Level 3
December 31, 2010
Government-sponsored enterprises	$13,591,442	$-	$13,591,442	$-
Mortgage-backed securities	1,851,266	-	1,851,266	-
Obligations of state and local governments	11,312,642	-	11,312,642	-
Other	200,000	-	200,000	-
Total	$26,955,350	$-	$26,955,350	$-

There were no liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
September 30, 2011
Impaired loans	$9,646,119	$-	$9,646,119	$-
Other real estate owned	2,875,665	-	2,875,665	-

Total assets at fair value	$12,521,784	$-	$12,521,784	$-

December 31, 2010
Impaired loans	$7,329,757	$-	$7,329,757	$-
Other real estate owned	2,764,189	-	2,764,189	-

Total assets at fair value	$10,093,946	$-	$10,093,946	$-

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $11,232,009 at September 30, 2011 with a valuation allowance of $1,585,890.  Impaired loans had a carrying value of $7,703,241 at December 31, 2010 with a valuation allowance of $373,484.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $2,875,665 and $2,764,189 at September 30, 2011 and December 31, 2010, respectively.  There were no write downs of other real estate owned for the nine months ended September 30, 2011 or for the year ended December 31, 2010.

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

Results of Operations

For the quarter ended September 30, 2011, we realized a net loss $126,520, or $0.54 per share compared to a net income of $235,214, or $1.01 per share quarter ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010, we realized a net income of $243,951, or $1.05 per share and a net income of $203,639, or $0.87 per share, respectively.  We did not realize any gains or losses on available for sale securities during the third quarter of 2011, therefore, our net income was negatively impacted compared to the 2010 period where we realized a net gain of $262,011.  In addition, we experienced an increase of $111,226 in other real estate owned expenses and an increase of $200,000 to provide for loan losses in the third quarter of 2011.  During the first nine months of 2011, we experienced a slight increase in our net income compared to the same period for 2010 as the result of an overall reduction of $453,000 to provide for loan losses.

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

Net interest income for the quarter ended September 30, 2011, was $1,353,436, compared to $1,321,910 for the same period last year, an increase of $31,526, or 2.38%.  This increase is primarily attributable to the yield on our average earning assets declining 23 basis points while the cost of our interest-bearing liabilities declined by 52 basis points.  Net interest income for the nine months ended September 30, 2011 was $4,142,684, compared to $4,128,288 for the same period last year, an increase of $14,396, or 0.35%.  This increase is due to the cost of our average interest-bearing liabilities, when comparing 2011 with 2010, declining 30 basis points more than the yield on our average earning assets.

For the three months ended September 30, 2011, average-earning assets totaled $148,968,174 with an annualized average yield of 4.54%.  Average earning assets and annualized average yield were $153,174,681 and 4.77%, respectively, for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, average earning assets totaled $147,945,997 with an annualized average yield of 4.77%.  Average earning assets and annualized average yield were $155,706,824 and 4.99%, respectively for the same period of 2010.

For the three months ended September 30, 2011, average interest-bearing liabilities totaled $125,994,957 with an annualized average cost of 1.10%. Average interest-bearing liabilities and annualized average cost were $127,862,613 and 1.62%, respectively, for the three months ended September 30, 2010. For the nine months ended September 30, 2011, average interest-bearing liabilities totaled $124,967,631 with an annualized average cost of 1.21%. Average interest-bearing liabilities and annualized average cost were $130,535,795 and 1.73%, respectively, for the nine months ended September 30, 2010.

Our net interest margin and net interest spread were 3.60% and 3.43% for the quarter ended September 30, 2011 compared to 3.42% and 3.16%, respectively for the quarter ended September 30, 2010.  Our net interest margin and net interest spread were 3.74% and 3.56%, respectively for the nine months ended September 30, 2011 compared to 3.54% and 3.27%, respectively for the nine months ended September 30, 2010.

Average Earning Assets

Loans - Loans comprised approximately 66.55% and 72.15% of average earning assets for the quarter ended September 30, 2011 and 2010, respectively, and 68.73% and 72.81%, for the nine months ended September 30, 2011 and 2010, respectively.  Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets.

Loan interest income was $1,481,117 and $1,642,566 for quarter ended September 30, 2011 and 2010, respectively.  Loan interest income for the nine months ended September 30, 2011 totaled $4,619,744 compared to $5,163,742 for the same period of 2010.

The annualized average yield on loans was 5.93% and 5.90% for the quarter ended September 30, 2011 and 2010, respectively.  The annualized average yield on loans was 6.07% and 6.09% for the nine months ended September 30, 2011 and 2010, respectively.  The slight changes in the annualized yield on loans for the 2011 periods compared to the 2010 periods were due mainly to the leveling off of market interest rates during the periods.

Average balances of loans decreased to $99,132,507 for the quarter ended September 30, 2011, a decrease of $11,376.801, or 10.29% from the average balance of $110,509,308 for the quarter ended September 30, 2010.  For the nine months ended September 30, 2011, the average balances of loans decreased by $11,686,438, or 10.31% from the average balances of $113,373,186 for the nine months ended September 30, 2010, to $101,686,748.  Fixed rate loans averaged approximately 97% of our loan portfolio for all periods presented.

Investment Securities - Investment securities averaged $30,672,088, or 20.59% of average earning assets for the three months ended September 30, 2011, compared to $21,825,994, or 14.25%, of average earning assets, for the same period in 2010.  For the nine months ended September 30, 2011, investment securities averaged $29,829,960, or 20.16% of average earning assets compared to $22,687,520, or 14.57%, of average earning assets, for the same period in 2010.  Interest earned on investment securities amounted to $210,254 for the three months ended September 30, 2011, compared to $183,473 for the same period of 2010.  For the nine months ended September 30, 2011, interest earned on investment securities amounted to $620,786 compared to $597,330 for the same period last year.  Investment securities yielded 2.72% and 3.34% for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010 the yield on investment securities was 2.78% and 3.52%, respectively.

Average Interest Bearing Liabilities

Deposits - The largest component of interest expense is interest on deposit accounts.  Interest expense for deposit accounts for the quarter ended September 30, 2011 and 2010 was $350,491 and $521,189, respectively.  Interest expense for deposit accounts for the nine months ended September 30, 2011 and 2010 was $1,131,311 and $1,686,426, respectively.

The average balance of interest bearing deposits decreased to $125,994,957 during the quarter ended September 30, 2011 from $127,862,613 for the quarter ended September 30, 2010.  During the nine months ended September 30, 2011 the average balances of interest bearing deposits decreased to $124,967,631 from $130,535,601 for the same period in 2010.

The annualized average cost of deposits was 1.10% for the quarter ended September 30, 2011 compared to 1.62% for the same period in 2010.  The annualized average cost of deposits was 1.21% for the nine months ended September 30, 2011 compared to 1.73% for the same period in 2010.

For the three and nine months ended September 30, 2011 and 2010, interest expense on other interest-bearing liabilities was insignificant.

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

For the third quarter of 2011 and 2010, the provision for loan losses was $615,000 and $415,000, respectively, an increase of $200,000, or 48.19%.  The provision for loan losses was $1,153,000 and $1,626,000 for the nine months ended September 30, 2011 and 2010, respectively.  This represents a decrease of $473,000, or 29.09%.  The increase in the provision expense for the third quarter of 2011 is due primarily to the deterioration of certain large credits that occurred during the quarter.  The provision expense estimate is the result of a statistical model that is subject to a great degree of volatility and is sensitive to current quarter loss experience and real estate collateral values in the marketplace.  While we expect our current period loss experience to be lower than that realized over the past several years, there can be no assurance that this will occur.  We are closely monitoring current economic developments and their impact our loan portfolio.

As of September 30, 2011 and 2010, the allowance for loan losses was $2,423,417 and $2,058,795, respectively. As a percentage of total loans, the allowance for loan losses was 2.48% and 1.90% at September 30, 2011 and 2010, respectively.  We believe the allowance for loan losses at September 30, 2011, is adequate to meet potential loan losses inherent in the loan portfolio, and, as described earlier, maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

Noninterest income for the three months ending September 30, 2011 was $131,828 compared to $409,846 for the three months ending September 30, 2010.  For the nine months ending September 30, 2011 and 2010 noninterest income was $401,980 and $695,843, respectively.  The decline in noninterest income for the three and nine months ended September 30, 2011 is the result of the $262,011 gain on the sale of available-for-securities that was realized in the third quarter of 2010.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2011 and 2010 was $1,046,313 and $1,048,542, respectively.  This represented a decrease in noninterest expense of $2,229, or 0.21%. Salaries and employee benefits decreased $28,286 from $521,505 for the three months ended September 30, 2010 to $493,219 for the comparable period in 2011.  The net occupancy expense was $78,356, or $5,105 higher for the three months ended September 30, 2011 than for the same period in 2010.  Equipment expense decreased $2,211 from $89,802 for the three months ended September 30, 2010 to $87,591 for the three months ended September 30, 2011.  For the three months ended September 30, 2011, other operating expenses were $387,147, or $23,163 higher than the three months ended September 30, 2010.  This increase is mainly attributable to the increase in other real estate owned expenses, which increased $111,226.

Noninterest expense for the nine months ended September 30, 2011 and 2010 was $3,097,442 and $2,983,742, respectively.  This represented an increase of $113,700, or 3.81%.  Salaries and employee benefits decreased $56,507, from $1,532,304 for the nine months ended September 30, 2010 to $1,475,797 for the comparable period in 2011.  The net occupancy expense was $224,618, or $26,123 higher for the nine months ended September 30, 2011 than for the same period in 2010.  Equipment expense decreased $976 from $270,795 for the nine months ended September 30, 2010 to $269,819 for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, other operating expense was $1,127,208, or $145,060, higher than the nine months ended September 30, 2010.  The increase in other operating expense is primarily attributable to the increase of $224,848, in other real estate owned expenses.

Income Taxes

The income tax provision for the three and nine months ended September 30, 2011 reflects an income tax benefit of $49,529 and an income tax expense of $50,271, respectively compared to income tax expense of $33,000 and $10,750, respectively for the comparable 2010 periods.  The change in our tax provision for both periods presented is due primarily to our net income (loss) before income taxes and the relationship of our tax exempt income to net income (loss) before taxes.

Assets and Liabilities

During the first nine months of 2011, total assets increased $3,696,361 or 2.37%, when compared to December 31, 2010.  The balance of cash and cash equivalent was $26,089,083 at September 30, 2011 and $16,177,800 at December 31, 2010, an increase of $9,911,283, or 61.26%.  Total investment securities increased $2,345,365, or 8.51% from December 31, 2010 to $29,902,900 at September 30, 2011.  Gross loans decreased $7,459,316, or 7.08%, to $97,838,368 at September 30, 2011.

For the nine months ended September 30, 2011, total liabilities increased $2,956,552 or 2.14% and total deposits increased $3,088,010 or 2.24% from December 31, 2010.

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

Loans

At September 30, 2011, our total loans were $97,838,368 compared to $105,297,684 at December 31, 2010, a decrease of $7,459,316, or 7.08%.  At September 30, 2011 and December 31, 2010, approximately 95% and 97% of our loan portfolio consisted of fixed rate loans, respectively.  Balances within the major loans receivable categories as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Real estate – construction	$12,935,754	$12,674,197
Real estate – mortgage	71,514,060	76,149,357
Commercial and industrial	7,869,260	11,602,305
Consumer and other	5,519,294	4,871,825
Total gross loans	$97,838,368	$105,297,684

The loan portfolio consisted of loans having:

	September 30,	December 31,
	2011	2010
Variable rates	$5,028,259	$3,206,699
Fixed rates	92,810,109	102,090,985
Total gross loans	$97,838,368	$105,297,684

Risk Elements in the Loan Portfolio

The following table sets forth the Company’s nonperforming assets at the dates indicated:

	September 30,
	2011	2010
Loans impaired and included in nonaccrual loans	$6,502,127	$5,708,894
Loans impaired and not included in nonaccrual	4,729,882	3,026,630
Total impaired loans	11,232,009	8,735,524
Loans 90 days or more past due and still accruing interest	-	3,176
Total impaired and nonperforming loans	11,232,009	8,738,700
Other real estate owned	2,875,665	1,488,357
Total impaired and nonperforming assets	$14,107,674	$10,227,057

Nonperforming assets to total assets	8.84%	6.36%

Total impaired and nonperforming loans to total loans	11.48%	8.08%

Allowance for loan losses as a percentage of impaired and nonperforming loans	21.58%	23.56%

The following tables summarize information on impaired loans for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,
	2011	2010
Impaired loans with specific allowance	$5,240,208	$2,604,179
Impaired loans with no specific allowance	5,991,801	6,131,345
Total impaired loans	$11,232,009	$8,735,524

Related specific allowance	$1,585,890	$441,907

Average recorded investment in impaired loans	$8,648,438	$8,714,283

Since December 31, 2010, our impaired loans had a net increase of $3,528,768, or 45.81%.  The majority of the increase is due to the deterioration of loans to six borrowers totaling $4,162,779.  All of these loans are secured by real estate and have a specific allocation of the allowance for loan losses totaling $714,441 at September 30, 2011.

Impaired loans, as a percentage of total loans, were 11.48% at September 30, 2011, as compared to 8.29% at September 30, 2010.   Our impaired loans, at September 30, 2011, included 14 borrowers that accounted for 78.12% of the total amount of the impaired loans.

At September 30, 2011 real estate or other collateral secured practically all of the loans that were considered impaired.  In the event of foreclosure on these loans, there can be no assurance that in liquidation, the collateral can be sold for its estimated fair market value or even for an amount at least equal to or greater than the loan amount.

The results our internal review process and applying the allowance model methodology are the primary determining factors in management’s assessment of the adequacy of the allowance for loan losses.

Activity in the Allowance for Loan Losses is as follows:

	Nine Months Ended
	September 30,
	2011	2010
Balance, January 1,	$2,019,497	$2,053,340
Provision for loan losses for the period	1,153,000	1,626,000
Net loans charged-off for the period	(749,080)	(1,620,545)
Balance, end of period	$2,423,417	$2,058,795

Gross loans outstanding, end of period	$97,838,368	$108,183,919

Allowance for loan losses to loans outstanding	2.48%	1.90%

Deposits

Deposits account for practically all of our interest bearing liabilities.  Total average deposits decreased from $145,318,453 for the first nine months in 2010 to $139,214,686 for the first nine months in 2011.  This represents a decrease of $6,103,767, or 4.20% from the 2010 amount.

The following table summarizes our average deposits for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011		2010
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
Noninterest-bearing demand	$14,247,055	10.23%	$14,782,852	10.17%
Interest-bearing demand	21,281,024	15.29	21,777,679	14.99
Savings accounts	20,210,212	14.52	16,907,614	11.63
Time deposits	83,476,395	59.96	91,850,308	63.21
Total deposits	$139,214,686	100.00%	$145,318,453	100.00%

Our actual deposits at September 30, 2011 and December 31, 2010 were $140,671,831 and $137,583,821, respectively, representing an increase of $3,088,010, or 2.24%.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $92,603,557 and $91,441,668 at September 30, 2011 and December 31, 2010, respectively.  A stable base of deposits is expected to be our primary source of funding to meet both our short-term and long-term liquidity needs in the future.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 69.55% and 76.53% on September 30, 2011 and December 31, 2010, respectively.

We did not have any brokered deposits at September 30, 2011 or December 31, 2010.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings.  The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings if any), which was 69.55% at September 30, 2011 and 76.53% at December 31, 2010.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available-for-sale securities, particularly those maturing within one year, provide a secondary source of liquidity.  Additionally, funds from maturing loans are a source of liquidity.

At September 30, 2011 the Bank had available an unused short-term line of credit to purchase up to $10,000,000 of federal funds from unrelated correspondent institutions.  The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s assets as of any quarter end.  As of September 30, 2011, the available credit totaled approximately $23,972,000 and there were no borrowings outstanding.  Any borrowings from the Federal Home Loan Bank will be secured by a blanket lien on all of the Bank’s 1-4 family residential first lien mortgage loans and or investment securities.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period.  Currently we are liability-sensitive over periods with maturity dates of less than twelve months.  However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Nine months ended September 30, 2011 Compared to the Nine months Ended September 30, 2010 – Net Interest Income,” our net interest margin increased during the current period. If the net interest margin were to decline, the net income will likely decline also.

Capital Resources

Total shareholders' equity at September 30, 2011 and December 31, 2010 was $18,378,646, or 11.52% and $17,638,837, or 11.32%, respectively, of total assets.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,
	2011	2010
Return on average assets	0.21%	0.17%
Return on average equity	1.81	1.53
Average equity to average assets ratio	11.45	10.84

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

The following table summarizes the Bank’s various capital ratios at September 30, 2011and December 31, 2010:

	September 30,	December 31,
	2011	2010
Tier 1 capital (to risk-weighted assets)	17.10%	15.23%
Total capital (to risk-weighted assets)	18.37%	16.49%
Tier 1 capital (leverage ratio)	11.17%	11.15%

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2011, we had issued commitments to extend credit of $6,175,000 and standby letters of credit of $847,000 through various types of commercial lending arrangements.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Removed and Reserved

Not applicable

Item 5.   Other Information

Not applicable

Item 6.   Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITYCORP

Date: November 10, 2011	By:	/s/ W. ROGER CROOK
W. Roger Crook
President & Chief Executive Officer

Date: November 10, 2011	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Chief Financial Officer