Form 10-K
period 2011-12-31
COMMUNITYCORP
filed 2012-03-28
CIK 1020347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

Commission file no. 33-76644

COMMUNITYCORP
(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-1019001
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1100 N. Jefferies Blvd.
Walterboro, South Carolina	29488
(Address of Principal Executive Offices)	(Zip Code)

(843) 549-2265

Registrant's Telephone Number, Including Area Code

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $14,562,685 as of March 19, 2012.

The number of shares of common stock outstanding as of March 19, 2012, was 233,003

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the year ended December 31, 2011

Proxy Statement for the Annual Meeting of April 24, 2012

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in political and economic conditions, including the political and economic effects of the current economic downturn and other major developments, including the ongoing war on terrorism, continued tensions in the Middle East, and the ongoing economic challenges facing the European Union;

•	changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	the Company’s ability to comply with any requirements imposed on it or the Bank by their respective regulators, and the potential negative consequences that may result;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the Company’s participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (the “EESA”) and the American Recovery and Reinvestment Act (the “ARRA”), including, without limitation, the CPP administered under the Troubled Asset Relief Program, and the Temporary Liquidity Guarantee Program (the “TLGP”) and the impact of such programs and related regulations on the Company and on international, national, and local economic and financial markets and conditions;

•	the Company’s lack of participation in a “stress test” under the Federal Reserve’s Supervisory Capital Assessment Program; the diagnostic and stress testing we conducted differs from that administered under the Supervisory Capital Assessment Program, and the results of our test may be inaccurate;

•	the impact of the EESA and the ARRA and related rules and regulations on the business operations and competitiveness of the Company and other participating American financial institutions, including the impact of the executive compensation limits of these acts, which may impact the ability of the Company to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet; and

•	the effect of any mergers, acquisitions or other transactions, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire.

Many of these risks are beyond our ability to control or predict, and you are cautioned not to put undue reliance on such forward-looking statements. Communitycorp does not intend to update or reissue any forward-looking statements contained in this Annual Report as a result of new information or other circumstances that may become known to the Company.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 14.

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

•	Loan Products – The Bank offers a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank also makes real estate construction and acquisition loans. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to us), in general we are subject to a loans-to-one-borrower limit of an amount equal to 15% of The Bank's unimpaired capital and surplus. We may not make any loans to any director, officer, employee, or 10% shareholder of The Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such a person than would be available to a person not affiliated with us.

•	Deposit Services – The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered by other banks in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs). The Bank solicits deposit accounts from individuals, businesses, associations and organizations and, governmental authorities. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. See “Supervision and Regulation.”

•	Other Services. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with Honor and Plus networks of automated teller machines that may be used by our customers throughout South Carolina and other regions. The Bank also offers VISA credit card services through a correspondent bank as an agent for us. The Bank offers an Internet banking product accessible via the Bank’s custom website at www.bankofwalterboro.com.

Competition

The Bank of Walterboro generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered.  South Carolina law permits statewide branching by banks and savings institutions and many financial institutions in the state have branch networks.  Consequently, commercial banking in South Carolina is highly competitive.  South Carolina law also permits interstate banking whereby out-of-state banks and bank holding companies are allowed to acquire and merge with South Carolina banks and bank holding companies, as long as the South Carolina State Board of Financial Institutions gives prior approval for the acquisition or merger.  A number of large banking organizations currently operate in the market areas of the Bank of Walterboro, some of which are controlled by out-of-state ownership.  In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks.  See – “Supervision and Regulation.”

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

Employees

As of December 31, 2011, the Bank had 38 full time and three part time employees. The Company has no employees.

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

Permitted Activities – Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

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

Change in Control – Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or
•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging rebuttable presumptions of control.

Source of Strength – Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”), the federal banking regulators are required to issue, within two years of enactment, rules that require a bank holding company to serve as a source of financial strength for any depository institution subsidiary. This support may be required at times when, without this Federal Reserve policy or the impending rules, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment that we give to a bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements – The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the bank described below under “Bank of Walterboro – Prompt Corrective Action.”  However, The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the United States Security and Exchange Commission (the “SEC.”) Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Regardless, our Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

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

South Carolina State Regulation – As a bank holding company with its principal offices in South Carolina, the Company is subject to limitations on sale or merger and to regulation by the SC State Board.  The Company must receive the approval of the SC State Board prior to acquiring control of a bank or bank holding company or all or substantially all of the assets of a bank or a bank holding company.  The Company also must file with the SC State Board periodic reports with respect to its financial condition, operations and management, and the intercompany relationships between the Company and its subsidiaries.

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

South Carolina Law – Commercial banks chartered in South Carolina have only those powers granted by law or by the regulations of the SC State Board.  State law sets specific requirements for bank capital and regulates deposits in and loans and investments by banks, including the amounts, types, and, in some cases, rates.  In addition, the SC State Board regulates, among other activities, the payment of dividends, the opening of branches, loans to officers and directors, record keeping, and the use of automated teller machines.  The SC State Board periodically examines state banks to determine their compliance with the law and regulations, and state banks must make periodic reports of their condition to the SC State Board. Prior to the enactment of the Dodd-Frank Act, the Bank and any other national or state-chartered bank were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. As a result of the Dodd-Frank Act, however, interstate branching is now permitted for all national- and state-chartered banks, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.

Prompt Corrective Action – As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

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

As of December 31, 2011, the bank was deemed to be “well capitalized.

FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. Pursuant to the Dodd-Frank Act, the FDIC must take steps, as necessary, for the DIF reserve ratio to reach 1.35% of estimated insured deposits by September 30, 2020. The Bank is thus subject to FDIC deposit premium assessments.

Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and a “scorecard” calculation for large institutions. The FDIC adopted new rules, effective April 1, 2011, redefining the assessment base and adjusting the assessment rates. Under the old rules; the assessment base was domestic deposits; the new rule uses an assessment base of average consolidated total assets minus tangible equity, which is defined as Tier 1 Capital. Under the new rules, institutions assigned to the lowest risk category must pay an annual assessment rate ranging between 2.5 and 9 cents per $100 of the assessment base. For institutions assigned to higher risk categories, assessment rates now range from 9 to 45 cents per $100 of the assessment base. These ranges reflect a possible downward adjustment for unsecured debt outstanding and, in the case of institutions outside the lowest risk category, a possible upward adjustment for brokered deposits.

The new rules retain the FDIC board’s flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than two basis points, or (ii) deviate by more than two basis points from the stated assessment rates. Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC proposes a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%. As proposed, if the DIF reserve ratio meets or exceeds 1.15% but is less than 2%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2% but is less than 2.5%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points.

On November 12, 2009, the FDIC adopted a rule requiring nearly all FDIC-insured depository institutions, including the Bank, to prepay their DIF assessments for the fourth quarter of 2009 and for the following three years on December 30, 2009. At that time, the FDIC indicated that the prepayment of DIF assessments was in lieu of additional special assessments; however, there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

On October 19, 2010, the FDIC adopted a new DIF Restoration Plan that foregoes the uniform three basis point-increase previously scheduled to take effect on January 1, 2011. The FDIC indicated that this change was based on revised projections calling for lower than previously expected DIF losses for the period 2010 through 2014, continued stresses on the earnings of insured depository institutions, and the additional time afforded to reach the DIF reserve ratio required by the Dodd-Frank Act.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2011 ranged from 0.68 cents to 1.00 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act – The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses – The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the Bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.

Commercial Real Estate Lending – Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•	total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Enforcement Powers – The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,100,000 per day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.

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

Other Regulations – Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations will be subject to federal laws applicable to credit transactions, such as the:

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

The Consumer Financial Protection Bureau – The Dodd-Frank Act creates the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve Board. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

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
12

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

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Within one year of enactment of the Dodd-Frank Act, an insured depository institution will be prohibited from engaging in asset purchases or sales transactions with its officers, directors, or principal shareholders unless (1) the transaction is on market terms and (2) if the transaction represents greater than 10% of the capital and surplus of the bank, a majority of the disinterested directors has approved the transaction.

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

In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2011, a significant portion of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will continue to adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, our market areas are experiencing such an economic downturn, and if it continues, our earnings could be further adversely affected.

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

Our acting president and chief executive officer have extensive and long-standing ties within our primary market area and they have contributed significantly to our growth.  If we lose their services it could be difficult to replace them, and our business and development could be materially and adversely affected.

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

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)	In response to this Item, the information contained on page 51 of the Company’s Annual Report to Shareholders for the year ended December 31, 2011 is incorporated herein by reference.

(b)	Not Applicable.

(c)	Not Applicable.

Item 6. Selected Financial Data

In response to this Item, the information contained on page 3 of the Company’s Annual Report to Shareholders for the year ended December 31, 2011 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

In response to this Item, the information contained on pages 8 through 23 of the Company’s Annual Report to Shareholders for the year ended December 31, 2011 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative disclosure about Market Risk

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

Item 8. Financial Statements and Supplementary Data

In response to this Item, the information contained on pages 25 through 49 of the Company’s Annual Report to Shareholders for the year ended December 31, 2011 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Control and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2011.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B. Other Information

Not applicable

Part III

Item 10. Directors, Executive Officers, Corporate Governance

In response to this Item, the information contained on pages 2 through 4 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012 is incorporated herein by reference.

Item 11. Executive Compensation

In response to this Item, the information contained on pages 6 and 7 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

In response to this Item, the information contained on page 5 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

In response to this Item, the information contained on page 5 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

In response to this Item, the information contained on page 4 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012 is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

13	Annual Report of Shareholders for the year ended December 31, 2011 (Incorporated by reference)

21.1	Subsidiaries of the Company

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certification
23

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF WALTERBORO

Date: March 23, 2012	By:	/s/ Peden B. McLeod
Peden B. McLeod Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peden P. McLeod, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gwendolyn P. Bunton	Acting President	March 23, 2012
Gwendolyn P. Bunton	Vice President and Acting
Chief Financial Officer

/s/ Peden B. McLeod	Director,	March 23, 2012
Peden B. McLeod	Chairman of the Board
& Chief Executive Officer
/s/ George W. Cone
George W. Cone	Director & Corporate Secretary	March 23, 2012

/s/ J. Barnwell Fishburne
J. Barnwell Fishburne	Director	March 23, 2012

/s/ Harry L. Hill
Harry L. Hill	Director	March 23, 2012

/s/ Steven D. Murdaugh
Steven D. Murdaugh	Director	March 23, 2012

/s/ Harold M. Robertson
Harold M. Robertson	Director	March 23 2012

/s/ J. Reaves McLeod
J. Reaves McLeod	Director	March 23, 2012

Index to Exhibits

Exhibit No.	Description

13	Annual Report of Shareholders for the year ended December 31, 2011 (Incorporated by reference)

21.2	Subsidiaries of the Company

31.2	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications

25