Form 10-Q
period 2012-03-31
COMMUNITYCORP
filed 2012-05-14
CIK 1020347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

233,003 shares of common stock, $5.00 par value, as of April 28, 2012

COMMUNITYCORP

 COMMUNITYCORP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,294,251	$4,359,616
Interest bearing deposits	30,302,294	18,119,554
Federal funds sold	4,414,000	7,738,000
Total cash and cash equivalents	40,010,545	30,217,170

Time deposits with other banks	752,942	750,000

Investment securities:
Securities available-for-sale	29,946,404	28,235,661
Securities held-to-maturity (estimated fair value of $208,226 in 2012 and $308,955 in 2011)	200,000	299,921
Nonmarketable equity securities	259,100	259,100
Total investment securities	30,405,504	28,794,682

Loans receivable 91,256,615	93,808,071
Less allowance for loan losses	(2,238,804)	(1,967,069)

Loans receivable, net	89,017,811	91,841,002

Premises and equipment, net	2,891,639	2,801,575
Accrued interest receivable	683,287	664,266
Other real estate owned	3,785,173	3,290,077
Other assets	1,062,213	1,091,864

Total assets	$168,609,114	$159,450,636

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$16,699,986	$13,878,196
Interest-bearing transaction accounts	25,480,154	22,621,602
Money market savings accounts	6,671,263	4,865,739
Savings	18,113,451	16,606,425
Time deposits $100,000 and over	46,889,167	46,260,817
Other time deposits	36,202,571	36,591,782
Total deposits	150,056,592	140,824,561
Accrued interest payable	271,129	279,389
Other liabilities	102,111	118,264
Total liabilities	150,429,832	141,222,214

Shareholders’ Equity:
Preferred stock, $5 par value, 3,000,000 shares authorized and unissued
Common stock, $5 par value, 3,000,000 shares authorized; 300,000 shares issued	1,500,000	1,500,000
Capital surplus	1,737,924	1,737,924
Retained earnings	18,984,010	18,969,210
Accumulated other comprehensive income	274,490	338,430
Treasury Stock (66,997 shares issued and outstanding)	(4,317,142)	(4,317,142)

Total shareholders’ equity	18,179,282	18,228,422

Total liabilities and shareholders’ equity	$168,609,114	$159,450,636

See notes to condensed consolidated financial statements.

 COMMUNITYCORP

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$1,408,637	$1,563,983
Securities	166,902	197,908
Other interest income	21,462	10,803
Total	1,597,001	1,772,694

Interest expense:
Deposit accounts	300,823	404,587

Net interest income	1,296,178	1,368,107

Provision for loan losses	330,000	225,000

Net interest income after provision for loan losses	966,178	1,143,107

Noninterest income:
Service charges	116,824	103,644
Other income	32,954	32,306
Total	149,778	135,950

Noninterest expenses:
Salaries and benefits	454,490	498,198
Net occupancy expense	76,612	64,988
Equipment expense	86,368	90,780
Other operating expenses	331,736	414,694
Total	949,206	1,068,660

Income before taxes	166,750	210,397

Income tax provision	35,448	33,500

Net income	$131,302	$176,897

Earnings per share:

Weighted average common shares outstanding	233,003	233,003

Net income per common share	$.56	$.76

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income from operations	$131,302	$176,897

Other Comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-sale securities arising during period	(97,618)	120,014
Income tax effect	33,678	(41,405)

Other comprehensive income (loss)	(63,940)	78,609

Comprehensive income	$67,362	$255,506

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statement of Shareholders’ Equity

for the three months ended March 31, 2012 and 2011

(Unaudited)

			Accumulated
			Other
			Comprehensive
	Common stock		Capital	Income	Retained	Treasury
	Shares	Amount	Surplus	(Loss)	Earnings	Stock	Total
Balance, December 31, 2011	300,000	$1,500,000	$1,737,924	$338,430	$18,969,210	$(4,317,142)	$18,228,422

Net income for the period					131,302		131,302

Other comprehensive loss, net of tax benefit of $33,678				(63,940)			(63,940)

Cash dividends paid ($ .50 per share)					(116,502)		(116,502)

Balance, March 31, 2012	300,000	$1,500,000	$1,737,924	$274,490	$18,984,010	$(4,317,142)	$18,179,282

Balance, December 31, 2010	300,000	$1,500,000	$1,737,924	$(64,752)	$18,782,807	$(4,317,142)	$17,638,837

Net income for the period					176,897		176,897

Other comprehensive income, net of tax expense of $41,405				78,609			78,609

Cash dividends paid ($ .50 per share)					(116,501)		(116,501)

Balance, March 31, 2011	300,000	$1,500,000	$1,737,924	$13,857	$18,843,203	$(4,317,142)	$17,777,842

See notes to condensed consolidated financial statements.

COMMUNITYCORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$131,302	$176,897
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	330,000	225,000
Depreciation expense	47,965	57,767
Net premium amortization of investment securities	5,503	7,687
(Increase) decrease in accrued interest receivable	(19,021)	65,389
Decrease in accrued interest payable	(8,260)	(53,524)
Decrease in other assets	63,329	243,688
Decrease in other liabilities	(16,153)	(56,558)
Net cash provided by operating activities	534,665	666,346

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	4,526,127	574,049
Proceeds from maturities of securities held to maturity	100,000	-
Purchases of securities available-for-sale	(6,340,070)	(2,483,837)
Net decrease in loans to customers	1,998,095	2,138,902
Net (increase) decrease in time deposits in other banks	(2,942)	250,000
Purchases of premises and equipment	(138,029)	(31,179)
Net cash provided by investing activities	143,181	447,935

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	8,992,891	2,346,785
Net increase (decrease) in time deposits	239,139	(684,506)
Cash dividends paid	(116,501)	(116,501)
Net cash provided by financing activities	9,115,529	1,545,778

Net increase in cash and cash equivalents	9,793,375	2,660,059

Cash and cash equivalents, beginning of period	30,217,170	16,177,800

Cash and cash equivalents, end of period	$40,010,545	$18,837,859

Cash paid during the period for:
Income taxes	$2,095	$10,000
Interest	309,083	458,111

Supplemental noncash investing and financing activities
Foreclosures on loans	$495,096	$114,506

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2012 and for the interim periods ended March 31, 2012 and 2011 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire calendar year. The financial information as of December 31, 2011 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Communitycorp’s 2011 Annual Report.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent authoritative pronouncements that could impact the accounting reporting and / or disclosure of financial information by the Company.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - RECLASSIFICATIONS

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended March 31, 2011 and Form 10-K for the year ended December 31, 2011 were reclassified to conform to the March 31, 2012 presentation.

NOTE 4 - INVESTMENT SECURITIES

Securities Available-for-Sale

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2012
Government-sponsored enterprises	$16,087,180	$24,637	$61,659	$16,050,158
Mortgage-backed securities	4,402,760	107,461	5,311	4,504,910
Obligations of state and local governments	8,837,395	394,243	40,302	9,191,336
Other	200,000	-	-	200,000
Total	$29,527,335	$526,341	$107,272	$29,946,404

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2011
Government-sponsored enterprises	$16,141,338	$25,671	$17,922	$16,149,087
Mortgage-backed securities	3,082,769	102,153	933	3,183,989
Obligations of state and local governments	8,294,866	411,881	4,162	8,702,585
Other	200,000	-	-	200,000
Total	$27,718,973	$539,705	$23,017	$28,235,661

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Government-sponsored enterprises	$9,331,158	$61,659	$5,128,646	$17,922
Mortgaged-backed securities	1,031,079	5,311	507,650	933
Obligations of state and local governments	754,698	40,302	603,319	4,162
	$11,116,935	$107,272	$6,239,615	$23,017

A total of twenty available-for-sale securities were in a loss position at March 31, 2012. None of these securities were in a loss position for twelve months or more. The Company believes that the decline in value is attributable to changes in market interest rates and not in credit quality and considers these losses temporary. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized costs. Management evaluates investment securities in a loss position based on length of impairment, severity of impairment and other factors.

The amortized cost and estimated fair values of securities available-for-sale based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

	March 31, 2012
	Amortized
	Cost	Fair Value
Due in one year or less	$405,000	407,219
Due after one year but within five years	2,787,725	2,889,921
Due after five years but within ten years	11,060,045	11,250,296
Due after ten years	10,871,805	10,894,058
	25,124,575	25,441,494
Mortgage-backed securities	4,402,760	4,504,910
Total	$29,527,335	$29,946,404

Securities Held-To-Maturity

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2012 -
Obligations of state and local governments	$200,000	$8,226	$-	$208,226

December 31, 2011 -
Obligations of state and local governments	$299,921	$9,034	$-	$308,955

The amortized cost and estimated fair values of securities held-to-maturity based on their contractual maturities are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalty.

	March 31, 2012
	Amortized
	Cost	Fair Value
Due after one year but within five years	$200,000	$208,226

NOTE 5 - LOANS RECEIVABLE

Loans consisted of the following:

	March 31,	December 31,
	2012	2011
Real estate – construction	$11,333,293	$11,684,137
Real estate – mortgage	69,013,906	69,916,752
Commercial and industrial	7,218,982	7,682,631
Consumer and other	3,690,434	4,524,551
Total gross loans	$91,256,615	$93,808,071

The loan portfolio consisted of loans having:

Variable rates loans	$3,941,056	$4,085,650
Fixed rates	87,315,559	89,722,421
Total gross loans	$91,256,615	$93,808,071

Transactions in the allowance for loan losses are summarized below:

	March 31,	December 31,
	2012	2011
Balance, beginning of year	$1,967,069	$2,019,497
Provision charged to operations	330,000	1,920,500
Recoveries on loans previously charged-off	1,057	15,640
Loans charged-off	(59,322)	(1,988,568)
Balance, end of year	$2,238,804	$1,967,069

The following is an analysis of the allowance for loan losses by class of loans for the three months ended March 31, 2012 and the year ended December 31, 2011.

March 31, 2012

		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Beginning Balance	$1,967	$769	$384	$1,153	$609	$205
Charge-offs	(59)	-	(43)	(43)	(2)	(14)
Recoveries	1	-	1	1	-	-
Provisions	330	(209)	1,082	873	(380)	(163)

Ending balance	$2,239	$560	$1,424	$1,984	$227	$28

December 31, 2011
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Beginning Balance	$2,019	$807	$404	$1,211	$606	$202
Charge-offs	1,921	1,062	680	1,742	128	51
Recoveries	16	-	4	4	8	4
Provisions	(1,989)	(1,100)	(704)	(1,804)	(133)	(52)

Ending balance	$1,967	$769	$384	$1,153	$609	$205

At March 31, 2012 and December 31, 2011 the allocation of the allowance for loan losses and the recorded investment in loans summarized on the basis of the Company’s impairment methodology was as follows:

March 31, 2012
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Allowance for Loan Losses

Examined for Impairment
Individually	$1,424	$482	$766	$1,248	$176	$-
Collectively	815	78	658	736	51	28

Allowance for
Loan Losses	$2,239	$560	$1,424	$1,984	$227	$28

Total Loans

Examined for Impairment
Individually	$9,728	$3,664	$3,935	$7,599	$2,126	3
Collectively	81,529	7,669	65,079	72,748	5,093	3,688

Total Loans	$91,257	$11,333	$69,014	$80,347	$7,219	$3,691

December 31, 2011
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Allowance for Loan Losses

Examined for Impairment
Individually	$853	$389	$269	$658	$195	$-
Collectively	1,114	380	115	495	414	205

Allowance for
Loan Losses	$1,967	$769	$384	$1,153	$609	$205

Total Loans

Examined for Impairment
Individually	$8,894	$3,585	$3,236	$6,821	$2,063	10
Collectively	84,914	8,099	66,681	74,780	5,620	4,514

Total Loans	$93,808	$11,684	$69,917	$81,601	$7,683	$4,524

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

The following summarizes the Company’s impaired loans by class as of March 31, 2012 and December 31, 2011.

March 31, 2012
		Unpaid
	Recorded	Principal	Related
(Dollars in Thousands)	Investment	Balance	Allowance

With no related allowance recorded:

Real estate
Construction	$1,915	$2,776	$-
Mortgage	2,043	2,050	-
Total real estate loans	3,958	4,826	-
Commercial	1,825	1,868	-
Consumer and other	3	3	-
	5,786	6,697	-
With an allowance recorded:

Real estate
Construction	$1,749	$1,782	$482
Mortgage	1,892	2,403	766
Total real estate loans	3,641	4,185	1,248
Commercial	301	301	176
Consumer and other	-	-	-
	3,942	4,486	1,424
Total

Real estate
Construction	$3,664	$4,558	$482
Mortgage	3,935	4,453	766
Total real estate loans	7,599	9,011	1,248
Commercial	2,126	2,169	176
Consumer and other	3	3	-

Total	$9,728	$11,183	$1,424

December 31, 2011

(Dollars in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:

Real estate
Construction	$2,205	$3,099	$-
Mortgage	2,104	2,369	-
Total real estate loans	4,309	5,468	-
Commercial	1,851	1,894	-
Consumer and other	10	10	-
	6,170	7,372	-
With an allowance recorded:

Real estate
Construction	$1,380	$1,445	$389
Mortgage	1,132	1,386	269
Total real estate loans	2,512	2,831	658
Commercial	212	212	195
Consumer and other	-	-	-
	2,724	3,043	853
Total

Real estate
Construction	$3,585	$4,544	$389
Mortgage	3,236	3,755	269
Total real estate loans	6,821	8,299	658
Commercial	2,063	2,106	195
Consumer and other	10	10	-

Total	$8,894	$10,415	$853

The average recorded investment in impaired loans for the three months and year ended March 31, 2012 and December 31, 2011, was $9,311,083 and $8,697,564, respectively.

Nonaccrual loans were $5,032,522 and $5,389,685 at March 31, 2012 and December 31, 2011, respectively. When the ultimate collectability of a nonaccrual loan principal is in doubt, wholly or partially, all cash receipts are applied to the principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement.

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. During the three months ended March 31, 2012 and for the year ended December 31, 2011, interest income recognized on nonaccrual loans was $9,541 and $36,678, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $79,511 and $279,833 for the quarter ended March 31, 2012 and for the year ended December 31, 2011, respectively.

A summary of current, past due and nonaccrual loans as of March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012
	Past Due	Past Due Over 90 days
	30-89	and	Non-	Total		Total
(Dollars in Thousands)	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$176	$-	$3,008	$3,184	$8,149	$11,333
Mortgage	3,400	-	1,979	5,379	63,635	69,014
Total real estate loans	3,576	-	4,987	8,563	71,784	80,347
Commercial	360	-	44	404	6,815	7,219
Consumer and other	85	-	2	87	3,604	3,691
Totals	$4,021	$-	$5,033	$9,054	$82,203	$91,257

December 31, 2011
	Past Due	Past Due Over 90 days
	30-89	and	Non-	Total		Total
(Dollars in Thousands)	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$1,379	$-	$3,479	$4,858	$6,826	$11,684
Mortgage	1,969	-	1,784	3,753	66,164	69,917
Total real estate loans	3,348	-	5,263	8,611	72,990	81,601
Commercial	547	-	116	663	7,020	7,683
Consumer and other	148	-	11	159	4,365	4,524

Totals	$4,043	$-	$5,390	$9,433	$84,375	$93,808

At March 31, 2011 and December 31, 2011 there were no loans past due over 90 days and still accruing interest

Included in the loans above are particular loans that have been modified in order to maximize the collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

As of March 31, 2012 there were four loans classified as TDR totaling $1,006,135. Of the four loans, two totaling $401,036 were performing while two totaling $605,099 were not performing. At December 31, 2011, there were four loans classified as TDR totaling $1,006,041. Of the four loans, two totaling $400,942 were performing while two totaling $605,099 were not performing.

All loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, are considered in determining an appropriate level of allowance for credit losses.

Credit Indicators

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

As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2012
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Pass	$81,429	$7,669	$65,031	$72,700	$5,092	$3,637
Special mention	3,039	1,305	1,126	2,431	607	1
Substandard	6,774	2,359	2,857	5,216	1,505	53
Doubtful	15	-	-	-	15	-

Total Loans	$91,257	$11,333	$69,014	$80,347	$7,219	$3,691

December 31, 2011
		Real Estate Loans
				Total
				Real
(Dollars in Thousands)				Estate		Consumer
	Total	Construction	Mortgage	Loans	Commercial	and Other
Pass	$83,826	$7,964	$66,005	$73,969	$5,492	$4,365
Special mention	3,989	1,563	1,579	3,142	769	78
Substandard	5,863	2,057	2,333	4,390	1,392	81
Doubtful	130	100	-	100	30	-

Total	$93,808	$11,684	$69,917	$81,601	$7,683	$4,524

NOTE 6 – OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the three months ended March 31, 2012 and year ended December 31, 2011 are summarized below:

	March 31,	December 31,
	2012	2011
Balance, beginning of year	$3,290,077	$2,764,189
Additions	495,096	1,706,317
Write downs	-	(164,864)
Sales	-	(1,015,565)
Balance, end of period	$3,785,173	$3,290,077

Other real estate owned expense for the three months ended March 31, 2012 and 2011was $86,432 and $68,203, respectively.

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

Off-Balance Sheet Financial Instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	March 31		December 31
	2012		2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	5,294,251	5,294,251	$4,359,616	$4,359,616
Interest-bearing deposits with other banks	30,302,294	30,302,294	18,119,554	18,119,554
Federal funds sold	4,414,000	4,414,000	7,738,000	7,738,000
Time deposits with other banks	752,942	752,942	750,000	750,000
Securities available-for-sale	29,946,404	29,946,404	28,235,661	28,235,661
Securities held-to-maturity	200,000	208,226	299,921	308,955
Nonmarketable equity securities	259,100	259,100	259,100	259,100
Loans receivable, gross	91,256,615	91,008,990	93,808,071	95,635,540

Financial Liabilities:
Demand deposit, interest-bearing
transaction, money market, and savings accounts	$66,964,854	$66,964,854	$57,971,962	$57,971,962
Time deposits	83,091,738	83,332,368	82,852,599	83,081,840

	Notional	Notional
	Amount	Amount

Off-Balance Sheet Financial Instruments:
Commitments	$5,737,000	$5,685,949
Standby letters of credit	847,000	847,000

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2012, and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Available-for-Sale Securities:

	Total	Level 1	Level 2	Level 3
March 31, 2012
Government-sponsored enterprises	$16,050,158	$-	$16,050,158	$-
Mortgage-backed securities	4,504,910	-	4,504,910	-
Obligations of state and local governments	9,191,336	-	9,191,336	-
Other	200,000	-	200,000	-

Total	$29,946,404	$-	$29,946,404	$-

December 31, 2011
Government-sponsored enterprises	$16,149,087	$-	$16,149,087	$-
Mortgage-backed securities	3,183,989	-	3,183,989	-
Obligations of state and local governments	8,702,585	-	8,702,585	-
Other	200,000	-	200,000	-

Total	$28,235,661	$-	$28,235,661	$-

There were no liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
March 31, 2012
Impaired loans	$8,303,699	$-	$8,303,699	$-
Other real estate owned	3,785,173	-	3,785,173	-

Total assets at fair value	$12,088,872	$-	$12,088,872	$-

December 31, 2011
Impaired loans	$8,041,452	$-	$8,041,452	$-
Other real estate owned	3,290,077	-	3,290,077	-

Total assets at fair value	$11,331,529	$-	$11,331,529	$-

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $9,728,095 at March 31, 2012 with a valuation allowance of $1,424,396. Impaired loans had a carrying value of $8,894,071 at December 31, 2011 with a valuation allowance of $852,619.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $3,785,173 and $3,290,077 at March 31, 2012 and December 31, 2011, respectively.  There were no write downs of other real estate owned for the three months ended March 31, 2012. For the year ended December 31, 2011, write downs were $164,864.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2012 compared to December 31, 2011, and the results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. These comments should be read in conjunction with the Company’s condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

Net income for the quarter ended March 31, 2012 was $131,302, or $0.56 per share, compared to $176,897, or $0.76 per share, for the quarter ended March 31, 2011, resulting in a decrease of $45,595, or 25.77%. This decrease is primarily attributable to the increase of $105,000 in our provision for loan losses and to the reduction of $71,929 in net interest income. However, these items were partially offset by the reduction of $119,454 in our other noninterest expenses.

Net Interest Income

General - The largest component of total income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest spread is derived from determining the weighted-average rate of interest paid on deposits and borrowings and subtracting it from the weighted-average yield on average assets.

Net interest income for the quarter ended March 31, 2012, was $1,296,178, compared to $1,368,107 for the same period last year, a decrease of $71,929, or 5.26%. This decrease is primarily attributable to the decrease in the average volume of our outstanding loans, which generally are our highest yielding assets.

For the quarter ended March 31, 2012, average-earning assets totaled $151,374,823 with an annualized average yield of 4.24%. Average earning assets and annualized average yield were $146,578,738 and 4.90%, respectively, for the quarter ended March 31, 2011. For the quarter ended March 31, 2012, average interest-bearing liabilities totaled $129,246,106 with an annualized average cost of 0.94%. Average interest-bearing liabilities and annualized average cost were $124,015,114 and 1.32%, respectively, for the quarter ended March 31, 2011.

Our net interest margin and net interest spread were 3.44% and 3.31% for the quarter ended March 31, 2012 compared to 3.79% and 3.58%, respectively for the quarter ended March 31, 2011. The decreases were primarily attributable to the decrease in the average volume of our outstanding loans, which generally are our highest yielding assets. For the quarter ended March 31, 2012 and 2011, the average volume of our loans was 61.19% and 71.17% of our total average earnings assets, respectively.

Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Loans - Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 61.19% and 71.17% of average earning assets for the quarter ended March 31, 2012 and 2011, respectively. Loan interest income was $1,408,637 and $1,563,983 for quarter ended March 31, 2012 and 2011, respectively. The annualized average yield on loans was 6.12% and 6.08% for the quarter ended March 31, 2012 and 2011, respectively. Average balances of loans decreased to $92,630,235 during the quarter ended March 31, 2012, a decrease of $11,689,572 from the average balance of $104,319,807 during the quarter ended March 31, 2011. The slight increase in the annualized yield on loans is mainly attributable to the stabilization of market interest rates and the high volume of fixed rate loans that we maintain in our loan portfolio. Fixed rate loans averaged approximately 96% and 98% of our loan portfolio for the first quarter of 2012 and 2011, respectively.

Investment Securities - Investment securities averaged $27,777,460, or 18.35% of average earning assets, for first quarter of 2012 compared to $28,138,016 or 19.20% of average earning assets, for the same period in 2011. Interest earned on investment securities amounted to $166,902 for the quarter ended March 31, 2012, compared to $197,908 for the comparable period last year. Investment securities yielded 2.42% and 2.85% for the quarter ended March 31, 2012 and 2011, respectively.

Interest-bearing liabilities – During the first quarter of 2012 and 2011 our only interest-bearing liabilities were interest-bearing deposit accounts. Total interest expense for the quarter ended March 31, 2012 and 2011 was $300,823 and $404,587 respectively. The average balance of interest bearing deposits decreased to $129,246.106 during the quarter ended March 31, 2012 from $124,015,114 for the quarter ended March 31, 2011. The annualized average cost of deposits was 0.94% for the quarter ended March 31, 2012 compared to 1.32% for the same period in 2011.

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a five-year average, adjusted for environmental risk, which is then applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves.

We track our portfolio and analyze loans grouped by FFIEC call code categories. The first step in this process is to risk grade each and every loan in the portfolio based on one common set of parameters. These parameters include items such as debt-to-worth ratio, liquidity of the borrower, net worth, experience in a particular field, and other factors such as underwriting exceptions. Weight is also given to the relative strength of any guarantors on the loan.

After risk grading each loan, we then segment the portfolio by FFIEC call code groupings, separating out substandard or impaired loans. The remaining loans are grouped into “performing loan pools.” The loss history for each performing loan pool is measured over a specific period of time to create a loss factor. The relevant look back-period is determined by the Bank, regulatory guidance, and current market events. The loss factor is then applied to the pool balance and the reserve per pool calculated. Loans deemed to be substandard but not impaired are segregated and a loss factor is applied to this pool as well. Finally, impaired loans are segmented based upon size; smaller impaired loans are pooled and a loss factor applied, while larger impaired loans are assessed individually using the appropriate impairment measuring methodology. Finally, certain qualitative factors are utilized to assess economic and other trends not currently reflected in the loss history. These factors include concentration of credit across the portfolio, the experience level of management and staff, effects of changes in risk selection and underwriting practice, industry conditions and the current economic and business environment. A quantitative value is assigned to each of the factors, which is then applied to the performing loan pools. Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the reserve. For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase the reserve requirement for this factor. Similarly, positive trends in the loan portfolio, such as improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the reserve requirement for this factor. These factors are reviewed and updated by our risk management committee on a regular basis to arrive at a consensus for our qualitative adjustments.

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

As of March 31, 2012 and 2011, the allowance for loan losses was $2,238,804 and $1,961,282, respectively, an increase of $277,522, or 14.15%, from the 2011 allowance. However, as a percentage of total loans, the allowance for loan losses was 2.45% and 1.91% at March 31, 2012 and 2011, respectively. The increase in our allowance for loan losses was caused primarily by certain large credits that deteriorated significantly during the past year.

For the quarter ended March 31, 2012 and 2011, the provision for loan losses was $330,000 and $225,000, respectively. This represents an increase of $105,000, or 46.67%. The provision expense estimate is the result of a statistical model that is subject to a great degree of volatility and is sensitive to current loss experience and real estate collateral values in the marketplace. While we expect our current period loss experience to be lower than that realized over the past several years, there can be no assurance that this will occur. We are closely monitoring current economic developments and their impact on our loan portfolio.

We believe the allowance for loan losses at March 31, 2012, is adequate to meet potential loan losses inherent in the loan portfolio, and, as described earlier, maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

Noninterest Income - noninterest income for the first quarter of 2012 was $149,778 compared to $135,950 for the first quarter of 2011. The increase in noninterest income is mainly attributable to the $14,624 increase in overdraft fees.

Noninterest Expense

Noninterest Expense - total noninterest expense for the three months ended March 31, 2012 and 2011 was $949,206 and $1,068,660, respectively. This represented a decrease of $119,454, or 11.18%. Salaries and employee benefits decreased $43,708, or 8.77%, from $498,198 for the three months ended March 31, 2011 to $454,490 for the comparable period in 2012. This decrease is due partially to the $25,344 reduction in our expense for salaries and to the reduction in our profit sharing expense of $16,165. For the three months ended March 31, 2012, other operating expenses were $331,736 or $82,958 lower than the three months ended March 31, 2011. The total of net occupancy and equipment expense was $162,980 and $155,768 for the first quarter of 2012 and 2011, respectively.

Income Taxes - The income tax provision for the years ended March 31, 2012 and 2011 reflects an income tax expense of $35,448 and $33,500, respectively. The change in our tax provision is due primarily to our net income before income taxes and the relationship of our tax exempt income to net income before taxes.

Assets and Liabilities

During the first three months of 2012, total assets increased $9,158,478 or 5.74%, when compared to December 31, 2011. The balance of the federal funds sold was $4,414,000 at March 31, 2012 and $7,738,000 at December 31, 2011. Total investment securities increased $1,610,822 from December 31, 2011 to $30,405,504 at March 31, 2012. Gross loans decreased $2,551,456, or 2.72%, to $91,256,615 at March 31, 2012 from $93,808,071 at December 31, 2011.

For the three months ended March 31, 2012, total liabilities increased $9,207,618 or 6.52% and total deposits increased $9,232,031 or 6.56% from December 31, 2011.

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

Loans

At March 31, 2012, our total loans were $102,761,061compared to $105,297,684 at December 31, 2011, a decrease of $2,536,623 or 2.41%. At March 31, 2012 and December 31, 2011, approximately 98% and 99% of our loan portfolio consisted of fixed rate loans, respectively. Balances within the major loans receivable categories as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011

Real estate – construction	$11,333,293	$11,684,137
Real estate – mortgage	69,013,906	69,916,752
Commercial and industrial	7,218,982	7,682,631
Consumer and other	3,690,434	4,524,551

Total gross loans	$91,256,615	$93,808,071

The loan portfolio consisted of loans having	:
Variable rates loans	$3,941,056	$4,085,650
Fixed rates	87,315,559	89,722,421

Total gross loans	$91,256,615	$93,808,071

Nonperforming Assets

Nonperforming Assets - At March 31, 201 and 2011, loans totaling $5,032,522 and $5,218,190, respectively, were in nonaccrual status. There were no loans ninety days or more overdue and still accruing interest at March 31, 2012 and 2011.

The following table sets forth the Company’s nonperforming assets at the dates indicated:

	March 31,
	2012	2011
Loans 90 days or more past due and still accruing interest	$-	$-
Nonaccrual loans
Real estate
Construction	3,007,584	2,886,493
Mortgage	1,978,465	2,078,684
Commercial	44,000	194,231
Consumer and other	2,473	58,782
Total nonperforming loans	5,032,522	5,218,190
Other real estate owned	3,785,173	2,760,195

Total nonperforming assets	$8,817,695	$7,978,385

Nonperforming assets to total assets	5.23%	5.07%

Total nonperforming loans to total loans	5.51%	5.08%

Allowance for loan losses as a percentage of nonperforming loans	44.49%	37.59%

Nonaccrual Loans - Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or the collectability of the principal and/or interest is deemed to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  During the three months ended March 31, 2012 and 2011 interest income recognized on nonaccrual loans was $9,541 and $9,245, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $79,511 and $84,035 for the quarter ended March 31, 2012 and 2011, respectively. All nonaccruing loans at March 31, 2012 and 2011 were included in our classification of impaired loans at those dates.

Restructured Loans - In situations where, for economic or legal reasons related to a borrower’s financial difficulties, a concession to the borrower is granted that we would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). The restructuring of a loan may include the transfer of real estate collateral, either through the pledge of additional properties by the borrower or through a transfer to the Bank in lieu of foreclosures. Restructured loans may also include the borrower transferring to the Bank receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan, a modification of the loan terms, or a combination of the above.

As of March 31, 2012 there were four loans classified as TDR totaling $1,006,135. Of the four loans, two totaling $401,036 were performing while two totaling $605,099 were not performing. At March 31, 2011, there were three loans classified as TDR totaling $885,771. All three of these loans were performing at that time. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

Impaired Loans - We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Our impaired loans include loans identified as impaired through review of the non-homogeneous portfolio and troubled debt restructurings. Specific allowances are established on impaired loans, if deemed necessary, for the difference between the loan amount and the fair market value less estimated selling costs. Impaired loans may be left on accrual status during the period we are pursuing repayment of the loan. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair market value of the collateral properties for impaired loans are also recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. When an impaired loan is sold, transferred to other real estate owned, or written-down, the loan is removed from the portfolio through a charge-off to the allowance for loan losses.

On a quarterly basis, we analyze each loan that is classified as impaired to determine the potential for possible loan losses. This analysis is focused upon determining the then current estimated value of the collateral, local market condition, and estimated costs to foreclose, repair and resell the property. The net realizable value of the property is then computed and compared to the loan balance to determine the appropriate amount of specific reserve for each loan.

The following tables summarize information on our impaired loans at and for the years ended March 31, 2012 and 2011.

	2012	2011
Impaired loans with specific allowance	$3,941,939	$1,977,978
Impaired loans with no specific allowance	5,786,156	5,342,624
Total impaired loans	$9,728,095	$7,320,602

Related specific allowance	$1,424,396	$600,187
Average recorded investment in impaired loans	9,311,083	7,511,922
Impaired loans included in nonaccrual	5,032,522	5,218,190
Allowance for loan losses as a percentage of impaired loans	23.01%	26.79%

At March 31, 2012, real estate or other collateral secured practically all of the loans that were considered impaired. The depressed economy of our local market has resulted in an increase in loan delinquencies, defaults and foreclosures. In some cases, this depression has resulted in a significant impairment to the value of our collateral and ability to sell the collateral upon foreclosure at its appraised value. If collateral values further decline, it is also more likely that we would be required to increase our allowance for loan losses.

Included in the impaired loans at March 31, 2012, were 11 borrowers that accounted for approximately 67% of the total amount of the impaired loans at that date.

The results of our internal review process and applying the allowance model methodology are the primary determining factors in management’s assessment of the adequacy of the allowance for loan losses.

Other nonperforming assets - Other nonperforming assets consist of other real estate owned (“OREO”) that was acquired through foreclosure. Other real estate owned is carried at fair market value minus estimated costs to sell. Current appraisals are obtained at time of foreclosure and write-downs, if any, charged to the allowance for loan losses as of the date of foreclosure. On a regular basis, we reevaluate our OREO properties for impairment. Along with gains and losses on disposal, expenses to maintain such assets and subsequent changes in the valuation allowance are included in other noninterest expense.

As of March 31, 2011, we had 23 OREO properties totaling $3,785,173 that were located in our market area. We had one residential property for $8,000. The remaining properties were commercial and investment properties. While we are diligently trying to dispose of our OREO properties, the currently depressed real estate market affects our ability to do so in a timely manner without experiencing additional losses. Additionally, there can be no assurance that these properties can be sold for their carrying values.

Deposits

Deposits account for all of our interest bearing liabilities. Total average deposits increased from $138,062,443 in 2011 to $143,568,246 in 2012. This represents an increase of $5,505,803, or 3.99% from the 2011 amount.

The following table summarizes our average deposits for the three months ended March 31, 2012 and 2011.

	2012		2011
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
Noninterest-bearing demand	$14,322,140	9.98%	$14,047,329	10.17%
Interest-bearing demand	23,419,289	16.31	20,930,067	15.16
Savings accounts	22,741,566	15.84	19,341,440	14.01
Time deposits	83,085,250	57.87	83,743,607	60.66

Total deposits	$143,568,246	100.00%	$138,062,443	100.00%

Our actual deposits at March 31, 2012 and December 31, 2011 were $150,056,592 and $140,824,561, respectively, representing an increase of $9,232,031, or 6.56%.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $103,167,425 and $94,563,744 at March 31, 2012 and December 31, 2011, respectively. A stable base of deposits is expected to be our primary source of funding to meet both our short-term and long-term liquidity needs in the future.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 60.81% and 66.61% on March 31, 2012 and December 31, 2011, respectively.

We did not have any brokered deposits at March 31, 2012 or at December 31, 2011.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for demand deposit accounts and short-term borrowings. The level of liquidity is measured by the loan-to-total funds ratio (total deposits plus short-term borrowings, if any), which was 60.81% at March 31, 2012 and 66.61% at December 31, 2011.

Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold. Available-for-sale securities, particularly those maturing within one year, provide a secondary source of liquidity. Additionally, funds from maturing loans are a source of liquidity.

The Bank had available at March 31, 2012 unused short-term lines of credit to purchase up to $11,500,000 of federal funds from unrelated correspondent institutions. The Bank also has a credit availability agreement with the Federal Home Loan Bank totaling 15 percent of the Bank’s qualifying assets as of any quarter end. As of March 31, 2012, the available credit totaled approximately $25,290,000 and there were no borrowings outstanding. Any borrowings from the FHLB will be secured by a blanket lien on all of the Bank's 1-4 family residential first lien mortgage loans and/or investment securities and the Federal Home Loan Bank stock that has a carrying value of $259,100 as of March 31, 2012.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Currently we are liability-sensitive over periods with maturity dates of less than twelve months. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011 – Net Interest Income,” our net interest margin decreased during the current period. If the net interest margin were to continue decline, the net income will likely decline also.

Capital Resources

Total shareholders' equity at March 31, 2012 and December 31, 2011 was $18,179,282, or 10.78% and $18,228,422, or 11.43%, respectively, of total assets. Average equity was $18,331,063 and $18,160,697 at March 31, 2012 and December 31, 2011, respectively.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011 average assets were 162,294,833 and $158,389,500, respectively.

	March 31,
	2012	2011
Return on average assets	0.33%	0.45%
Return on average equity	2.88	4.00
Average equity to average assets ratio	11.29	11.32

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

The following table summarizes the Bank’s various capital ratios at March 31, 2012and December 31, 2011:

	March 31, 2012	December 31, 2011

Tier 1 capital (to risk-weighted assets)	18.01%	17.62%

Total capital (to risk-weighted assets)	19.28%	18.88%

Tier 1 capital (leverage ratio)	11.01%	11.13%

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2012, we had issued commitments to extend credit of $5,737,000 and standby letters of credit of $847,000 through various types of commercial lending arrangements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2011 as filed in our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 1A.   Risk Factors

There has been no change in the risk factors, which were reported on Form 10-K for the year ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Mine Safety Disclosures

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

COMMUNITYCORP

Date: May 7, 2012	By:	/s/ Peden B. McLeod
Peden B. McLeod
Chief Executive Officer

Date: May 7, 2012	By:	/s/ GWEN P. BUNTON
Gwen P. Bunton
Acting President & Chief Financial Officer

